Form 10-Q
period 1997-09-30
DISCOVERY ZONE INC
filed 1997-11-19
CIK 900392

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

         [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                         For Quarter Ended September 30, 1997

         [ ] Transition period pursuant to Section 13 or 15(d) of the Securities Exchange Act

                     Commission File Number [                  ]
                                             ------------------


                                 DISCOVERY ZONE, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                    36-3877601
(State of Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)


    565 Taxter Road, Fifth Floor
       Elmsford, New York                               10523
(Address of principal executive offices)              (Zip Code)

         (Registrant's telephone number, including area code)  (914) 345-4500
                                 110 E. Broward Blvd.
                            Ft. Lauderdale, Florida  33301
                 (Former name, former address and former fiscal year,
                            if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [ ]     No  [X]
                                        -           -

Common stock outstanding as of September 30, 1997: 4,000,000 shares

                                 DISCOVERY ZONE, INC.

                            PART 1--FINANCIAL INFORMATION

                                                                     Page No.
                                                                     --------

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Statements of
           Operations - Two Months ended September 30, 1997,
           One Month ended July 31, 1997 and Three Months
           ended September 30, 1996                                     2

         Unaudited Condensed Consolidated Statements of
           Operations - Two Months ended September 30, 1997,
           Seven Months ended July 31, 1997 and Nine Months
           ended September 30, 1996                                     3

         Condensed Consolidated Balance Sheets -
           September 30, 1997 (unaudited) and December 31, 1996         4

         Unaudited Consolidated Condensed Statements of
           Cash Flows - Two Months Ended September 30, 1997,
           Seven Months Ended July 31, 1997 and Nine Months
           Ended September 30, 1996                                     5

         Notes to Unaudited Condensed Consolidated
           Financial Statements                                         6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                          14



                             PART II--OTHER INFORMATION

                                                                          Page

ITEM 1.  LEGAL PROCEEDINGS                                                 22

ITEM 2.  CHANGES IN SECURITIES                                             22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

ITEM 5.  OTHER INFORMATION                                                 22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  23

                        PART 1--FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                              DISCOVERY ZONE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 SUCCESSOR              PREDECESSOR
                                                  COMPANY                 COMPANY
                                              ---------------  ------------------------------
                                                TWO MONTHS                     THREE MONTHS
                                                   ENDED         ONE MONTH         ENDED
                                               SEPTEMBER 30,       ENDED       SEPTEMBER 30,
                                                   1997        JULY 31, 1997       1996
                                              ---------------  -------------  ---------------
NET REVENUE.................................     $  19,914       $  10,786       $  39,788

COST OF GOODS SOLD..........................         3,057           1,537           7,856
STORE OPERATING EXPENSES....................        16,879           8,765          32,059
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE...................................         3,872           1,579           8,336
DEPRECIATION AND AMORTIZATION...............         3,981           1,705           5,572
                                                   -------     -------------  ---------------
OPERATING LOSS..............................        (7,875)         (2,800)        (14,035)

OTHER INCOME (EXPENSES):
  Interest expense (see Note 1).............        (2,468)         (1,430)           (497)
  Interest income...........................           529              73              13
  Other, net................................            69              41              65
                                                   -------     -------------  ---------------
    Total other expense, net................        (1,870)         (1,316)           (419)
                                                   -------     -------------  ---------------
LOSS BEFORE REORGANIZATION COSTS AND
  EXTRAORDINARY ITEM........................        (9,745)         (4,116)        (14,454)

REORGANIZATION COSTS........................        --              (8,060)         (4,310)
                                                   -------     -------------  ---------------
LOSS BEFORE EXTRAORDINARY ITEM..............        (9,745)        (12,176)        (18,764)
EXTRAORDINARY ITEM-GAIN ON DISCHARGE OF
  DEBT......................................        --             332,165          --
                                                   -------     -------------  ---------------
NET INCOME (LOSS)...........................        (9,745)        319,989         (18,764)

ACCRETION OF CONVERTIBLE REDEEMABLE
  PREFERRED STOCK TO REDEMPTION VALUE.......           (39)         --              --
                                                   -------     -------------  ---------------

NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS..............................     $  (9,784)      $ 319,989       $ (18,764)
                                                   -------     -------------  ---------------
                                                   -------     -------------  ---------------

Per common and common equivalent share:
  Loss before extraordinary item............     $   (2.45)      $   (0.21)      $   (0.33)
  Extraordinary item-gain on discharge of
    debt....................................        --                5.76          --
                                                   -------     -------------  ---------------
  Net income (loss).........................     $   (2.45)      $    5.55       $   (0.33)
                                                   -------     -------------  ---------------
                                                   -------     -------------  ---------------
Weighted average number of common and common
  equivalent shares outstanding.............         4,000          57,705          57,705
                                                   -------     -------------  ---------------
                                                   -------     -------------  ---------------

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                SUCCESSOR               PREDECESSOR
                                                 COMPANY                  COMPANY
                                             ---------------  --------------------------------
                                               TWO MONTHS                        NINE MONTHS
                                                  ENDED        SEVEN MONTHS         ENDED
                                              SEPTEMBER 30,        ENDED        SEPTEMBER 30,
                                                  1997         JULY 31, 1997        1996
                                             ---------------  ---------------  ---------------
NET REVENUE................................     $  19,914        $  82,537        $ 147,848

COST OF GOODS SOLD.........................         3,057           14,136           27,059
STORE OPERATING EXPENSES...................        16,879           60,192          112,741
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE..................................         3,872           10,235           33,230
DEPRECIATION AND AMORTIZATION..............         3,981           11,920           16,204
                                                  -------     ---------------  ---------------
OPERATING LOSS.............................        (7,875)         (13,946)         (41,386)

OTHER INCOME (EXPENSES):
  Interest expense (see Note 1)............        (2,468)          (3,957)          (4,978)
  Interest income..........................           529               86               53
  Other, net...............................            69               73              382
                                                  -------     ---------------  ---------------
    Total other expense, net...............        (1,870)          (3,798)          (4,543)
                                                  -------     ---------------  ---------------
LOSS BEFORE REORGANIZATION COSTS AND
  EXTRAORDINARY ITEM.......................        (9,745)         (17,744)         (45,929)

REORGANIZATION COSTS.......................        --              (12,165)         (12,436)
                                                  -------     ---------------  ---------------
LOSS BEFORE EXTRAORDINARY ITEM.............        (9,745)         (29,909)         (58,365)
EXTRAORDINARY ITEM-GAIN ON DISCHARGE OF
  DEBT.....................................        --              332,165           --
                                                  -------     ---------------  ---------------
NET INCOME (LOSS)..........................        (9,745)       $ 302,256        $ (58,365)
ACCRETION OF CONVERTIBLE REDEEMABLE
  PREFERRED STOCK TO REDEMPTION VALUE......           (39)          --               --
                                                  -------     ---------------  ---------------

NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS.............................     $  (9,784)       $ 302,256        $ (58,365)
                                                  -------     ---------------  ---------------
                                                  -------     ---------------  ---------------
Per common and common equivalent share:
  Loss before extraordinary item...........     $   (2.45)       $   (0.52)       $   (1.01)
  Extraordinary item-gain on discharge of
    debt...................................        --                 5.76           --
                                                  -------     ---------------  ---------------
  Net income (loss)........................     $   (2.45)       $    5.24        $   (1.01)
                                                  -------     ---------------  ---------------
                                                  -------     ---------------  ---------------
Weighted average number of common and
  common equivalent shares outstanding.....         4,000           57,705           57,698
                                                  -------     ---------------  ---------------
                                                  -------     ---------------  ---------------

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 SUCCESSOR      PREDECESSOR
                                                                  COMPANY         COMPANY
                                                              ---------------  --------------
                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   1997             1996
                                                              ---------------  --------------
                                                                (UNAUDITED)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $  30,240       $    3,326
  Restricted cash and investments...........................        12,856           --
  Receivables, net..........................................           757            1,338
  Inventories...............................................         1,132            2,038
  Prepaid expenses and other current assets.................         7,513            2,784
                                                              ---------------  --------------
    TOTAL CURRENT ASSETS....................................        52,498            9,486
RESTRICTED CASH AND INVESTMENTS.............................         8,850           --
PROPERTY AND EQUIPMENT, net.................................       118,853          110,381
LAND HELD FOR SALE..........................................         3,635            3,635
OTHER ASSETS................................................         6,335            2,284
                                                              ---------------  --------------
    TOTAL ASSETS............................................     $ 190,171       $  125,786
                                                              ---------------  --------------
                                                              ---------------  --------------

                              LIABILITIES AND EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................     $  20,501       $   15,321
  Due to affiliate..........................................        --                  903
  Accrued interest..........................................         2,089              614
  Current portion of long-term debt.........................         1,395           --
  Debtor-in-possession credit facility......................        --               22,448
                                                              ---------------  --------------
    TOTAL CURRENT LIABILITIES...............................        23,985           39,286
LONG-TERM DEBT..............................................        86,903            4,666
OTHER LONG-TERM LIABILITIES.................................         5,050              498
LIABILITIES SUBJECT TO COMPROMISE...........................        --              344,908
CONVERTIBLE REDEEMABLE PREFERRED STOCK......................        13,839           --
COMMITMENTS AND CONTINGENCIES
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER
  EQUITY (DEFICIT):
  Preferred Stock (Predecessor Company)- $.01 par value;
    10,000,000 shares authorized, no shares outstanding.....        --               --
  Common Stock (Predecessor Company)- $.01 par value;
    100,000,000 shares authorized, 57,705,470 shares issued
    and 57,645,925 shares outstanding at December 31,
    1996....................................................        --                  577
  Common Stock (Successor Company)- $.01 par value;
    10,000,000 shares authorized, 4,000,000 shares issued
    and outstanding at September 30, 1997...................            40           --
  Treasury stock (Predecessor Company)- 59,545 shares at
    cost....................................................        --                 (588)
  Additional paid-in capital................................        70,160          291,925
  Cumulative translation adjustment.........................           (22)              62
  Accumulated deficit.......................................        (9,784)        (555,548)
                                                              ---------------  --------------
    TOTAL NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK AND
      OTHER EQUITY (DEFICIT)................................        60,394         (263,572)
                                                              ---------------  --------------
    TOTAL LIABILITIES AND EQUITY (DEFICIT)..................     $ 190,171       $  125,786
                                                              ---------------  --------------
                                                              ---------------  --------------

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                         SUCCESSOR            PREDECESSOR
                                                                          COMPANY               COMPANY
                                                                       -------------  ----------------------------
                                                                        TWO MONTHS    SEVEN MONTHS    NINE MONTHS
                                                                           ENDED          ENDED          ENDED
                                                                       SEPTEMBER 30,    JULY 31,     SEPTEMBER 30,
                                                                           1997           1997           1996
                                                                       -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................    $  (9,745)    $   302,256     $ (58,365)
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities before reorganization costs:
    Reorganization costs.............................................       --              12,165        12,436
    Extraordinary item-gain on discharge of debt.....................       --            (332,165)       --
    Accretion of preferred stock.....................................           39
    Depreciation and amortization....................................        3,981          11,920        16,204
    Interest on subordinated convertible debt........................       --             --              1,383
    Loss on disposal of property and equipment.......................       --             --              1,010
    Changes in operating assets and liabilities:
      Receivables, net...............................................          139             442           724
      Inventories....................................................          182             724         2,433
      Prepaid expenses and other assets..............................       (3,339)           (962)       (7,442)
      Accounts payable and accrued liabilities.......................       (3,293)          5,667         3,073
Net cash (used in) provided by operating activities before
  reorganization costs...............................................      (12,036)             47       (28,544)
Reorganization costs.................................................       --             (12,165)      (12,436)
Adjustments to reconcile reorganization costs to cash used by reorganization costs:
    Loss on asset disposals..........................................       --             --              2,873
    Write-off of deferred debt costs.................................       --             --              4,340
    Accrued bankruptcy expenses......................................       --             --             --
    Proceeds from sale of property and equipment.....................       --             --              1,753
                                                                       -------------  -------------  -------------
Net cash used by reorganization costs................................       --             (12,165)       (3,470)
                                                                       -------------  -------------  -------------
Net cash used in operating activities................................      (12,036)        (12,118)      (32,014)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..................................         (262)           (567)       (1,717)
Proceeds from sale of property and equipment.........................       --                  99         6,477
                                                                       -------------  -------------  -------------
Net cash (used in) provided by investing activities..................         (262)           (468)        4,760
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debtor-in-possession credit facilities.............    $  --         $   --          $  15,724
Net repayment of debtor-in-possession credit facilities..............       --             (22,448)       --
Proceeds from short-term borrowings..................................       --             --              7,500
Repayment of short-term borrowings...................................       --             --             (7,500)
Advances from affiliate, net.........................................       --             --             10,730
Proceeds from the exercise of options and warrants...................       --             --                282
Proceeds from Senior Secured Notes with Warrants.....................       --              85,000        --
Proceeds from Redeemable Convertible Preferred Stock.................       --              13,800        --
Payment of financing costs...........................................       --              (2,800)       --
Escrow of restricted cash............................................       --             (21,754)       --
                                                                       -------------  -------------  -------------
Net cash provided by financing activities............................       --              51,798        26,736
                                                                       -------------  -------------  -------------
Net (decrease) increase in cash and cash equivalents.................      (12,298)         39,212          (518)
Cash and cash equivalents, beginning of period.......................       42,538           3,326         5,949
                                                                       -------------  -------------  -------------
Cash and cash equivalents, end of period.............................    $  30,240     $    42,538     $   5,431
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest...............................................    $     291     $     3,957     $     633
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Cash paid for professional fees in connection with Chapter 11
  Proceeding.........................................................    $     143     $     3,128     $   2,419
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED)

(1) ORGANIZATION AND BASIS OF PRESENTATION

    Discovery Zone, Inc. (the "Company") is the leading owner and operator of pay-for-play children's entertainment centers ("FunCenters") in North America with a national network of 206 FunCenters in 39 states, Puerto Rico and Canada. The Company also operates two entertainment centers targeting adult customers, under the "Block Party" name.

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's 1996 consolidated financial statements and notes thereto included in the Company's registration statement on Form S-4.

    Discovery Zone, Inc. and its nineteen domestic subsidiaries (collectively, the "Group") emerged from bankruptcy on July 29, 1997. The Group had originally filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on March 25, 1996 (the "Petition Date"). While under Chapter 11, certain claims against the Group at the Petition Date were stayed while the Company continued its operations as a Debtor-in-Possession. These claims are reflected in the Company's consolidated balance sheet as Liabilities Subject to Compromise as of December 31, 1996. On July 18, 1997, the Bankruptcy Court approved the Company's Joint Plan of Reorganization with Birch Holdings LLC ("Birch"), which became effective on July 29, 1997 (the "Effective Date" or "Emergence Date").

    As a result of the reorganization proceedings, the unaudited condensed consolidated financial statements and notes thereto were subject to material uncertainties, the outcome of which were not then determinable. The Company's unaudited condensed consolidated financial statements for periods prior to the Effective Date were prepared on a going concern basis and do not include any adjustments for the effect of any changes which were made in connection with the Company's recapitalization or operations resulting from a plan of reorganization.

    The unaudited condensed consolidated financial statements reflect accounting principles and practices set forth in American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code.

    In accordance with SOP 90-7, the Company did not accrue interest on its prepetition interest bearing obligations during bankruptcy as it was unlikely such interest would be paid under the Plan. The amount of such unaccrued contractual interest during the seven-month period ended July 31, 1997 and the nine-month period ended September 30, 1996 was approximately $9,176,000 and $7,963,000, respectively.

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(1) ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
    The financial statements reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, and those adjustments required to adopt fresh-start reporting as described below which are necessary to present fairly the Company's financial position and results of operations. Capitalized terms have the meanings defined throughout the Notes to Condensed Consolidated Financial Statements.

    The Company's FunCenters typically experience seasonal fluctuations in their revenues, with generally higher revenues occurring in the first quarter of the year due to the fact that many of the Company's facilities are located in cold weather regions where children are unable to play outside during this time of the year. Operating results of interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 1997.

(2) JOINT PLAN OR REORGANIZATION AND EXIT FINANCING

    In November 1996, the Company filed with the Bankruptcy Court a Joint Plan of Reorganization (the "Plan") with Birch which set forth a plan for repaying or otherwise compensating the Company's creditors in order of relative seniority of their respective claims while seeking to maintain the Company as a going concern. On July 18, 1997, the Plan was approved by the requisite number of creditors in each class and confirmed by the Bankruptcy Court. The Plan became effective on July 29, 1997 and the Company emerged from bankruptcy as of that date.

    The plan provided for (i) the payment in full of certain administrative claims against the Company (those claims which arose after the Petition Date);
(ii) conversion of substantially all of the Company's liabilities subject to compromise (excluding taxes payable, lease assumption payments and certain other pre-petition liabilities permitted under the Plan) to an equity interest in the Company, and (iii) cancellation of all of the prepetition equity interests in the Company, all as more fully described in the Plan. Birch had purchased certain of these prepetition claims from the original banks providing a credit facility to the Company, resulting in ownership of 55.7% of the common stock of the reorganized Company ("Common Stock").

    Pursuant to the Plan, substantially all the Company's prepetition unsecured liabilities were converted to equity in exchange for units consisting of nine shares of Common Stock and a ten-year warrant to purchase one share of Common Stock at a price of $17.55 (the "Ten Year Warrants"). Such unsecured creditors will receive 4,000,000 shares of Common Stock and 444,444 shares of Common Stock have been reserved for issuance in connection with the warrants. As a result of the transactions which occurred on the Effective Date, indebtedness of $332,165,000 was discharged, resulting in a gain, reflected as an extraordinary item in the accompanying condensed consolidated statements of operations, of approximately $332,165,000. This gain is not recognized for tax purposes to the extent the Company was insolvent at the date of discharge. However, the Company's net operating loss carryforwards were reduced by the amount of the gain.

    In connection with its emergence from bankruptcy, the Company raised $100 million through the issuance of $15 million of Convertible Redeemable Preferred Stock ("Preferred Stock") and $85 million of 13.5% Senior Secured Notes with Warrants, resulting in $93.8 million of net proceeds to the Company after deducting related offering costs (the "Exit Financing"). The proceeds were used to repay the Company's debtor-in-possession credit facilities (see Note 5) and certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's emergence from bankruptcy and to fund the Bond Interest Escrow Account, which is reflected as Restricted Cash and Investments in the accompanying condensed consolidated financial statements. The Senior Secured Note holders also

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(2) JOINT PLAN OR REORGANIZATION AND EXIT FINANCING (CONTINUED) received warrants (the "Warrants") to purchase 805,154 shares of Common Stock at $.01 per share exercisable through August 1, 2007, which represent approximately 12.5% of the fully diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants and conversion of the Preferred Stock. A portion of the proceeds from the Senior Secured Notes was allocated to the Warrants (See Note 6).

    The Preferred Stock is convertible at any time into 1,191,626 shares of Common Stock at an effective conversion price of $12.59 per common share, representing approximately 18.5% of the fully diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants. The terms of the Preferred Stock include a liquidation preference, the right to receive dividends, if paid, voting rights, Board of Directors representation and redemption upon (i) the earlier to occur of a merger, the sale of substantially all the Common Stock or assets of the Company or other change of control, or
(ii) 180 days prior written notice from any holder at any time 62 months after the Effective Date.

    As part of the Plan, a stock option plan was established. Pursuant to certain executive employment contracts, options to purchase shares of Common Stock have been granted to senior executives of the Company at an exercise price of $11.88 per share. A total of 715,692 shares of Common Stock have been reserved for issuance under the Company's stock option plan.

(3) FRESH START REPORTING

    Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of SOP 90-7. In accordance with SOP 90-7, assets and liabilities have been restated as of July 31, 1997 to reflect the reorganization value of the Company, which approximates their fair value at the Emergence Date. In addition, the accumulated deficit of the Company through the Emergence Date has been eliminated and the debt and capital structure of the Company has been recast pursuant to the provisions of the Plan. Thus, the condensed consolidated balance sheet as of September 30, 1997 reflects a new reporting entity (the "Successor Company") and is not comparable to prior periods (the "Predecessor Company"). Furthermore, the accompanying condensed consolidated statements of operations and cash flows of the Predecessor Company reflect operations prior to the Company's emergence from bankruptcy and the effect of adopting fresh-start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

    The reorganization value of the Company's common equity of approximately $70,200,000 was determined by the Company with the assistance of financial advisors by reliance on various valuation methods, including discounted projected cash flow analyses, price/earnings ratios, and other applicable ratios and economic and industry information relevant to the operations of the Company, and through negotiations with the various parties in interest. While the estimated reorganization value of the Company has been preliminarily allocated to specific asset categories pursuant to fresh-start reporting, the effects of such are subject to further refinement or adjustment.

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3) FRESH START REPORTING (CONTINUED)
    The effects of the Plan, the Exit Financing, and fresh-start reporting on the Company's condensed consolidated balance sheet at July 31, 1997 are as follows (in thousands):

                                                   PRE-                        EXIT      FRESH-START
                                                 EMERGENCE    DISCHARGE OF   FINANCING   ADJUSTMENTS   REORGANIZED
                                               BALANCE SHEET    DEBT (1)        (2)          (3)      BALANCE SHEET
                                               -------------  ------------  -----------  -----------  -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................    $   1,712     $  (33,811)   $  74,637                  $  42,538
  Restricted cash and investments............          391                      10,302                     10,693
  Receivables, net...........................          896                                                    896
  Inventories................................        1,314                                                  1,314
  Prepaid expenses and other current
    assets...................................        3,804                        (569)         697         3,932
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL CURRENT ASSETS...................        8,117        (33,811)      84,370          697        59,373
RESTRICTED CASH AND INVESTMENTS..............       --                          11,061                     11,061
PROPERTY AND EQUIPMENT, net..................       98,929                                   23,591       122,520
LAND HELD FOR SALE...........................        3,635                                                  3,635
OTHER ASSETS.................................        2,233                       5,000         (704)        6,529
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL ASSETS...........................      112,914        (33,811)     100,431       23,584     $ 203,118
                                               -------------  ------------  -----------  -----------  -------------
                                               -------------  ------------  -----------  -----------  -------------
LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
  Accounts payable...........................    $   7,095                                              $   7,095
  Accrued liabilities........................        9,698         (1,368)       1,631        8,783        18,744
  Current portion of long-term debt..........          186                                                    186
  Debtor-in-possession credit facility.......       30,895        (30,895)                                 --
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL CURRENT LIABILITIES..............       47,874        (32,263)       1,631        8,783        26,025
LONG-TERM DEBT...............................        4,681          5,000       77,950                     87,631
OTHER LONG-TERM LIABILITIES..................          450                                    5,012         5,462
LIABILITIES SUBJECT TO COMPROMISE............      344,070       (338,713)                   (5,357)       --

CONVERTIBLE REDEEMABLE PREFERRED STOCK.......       --                          13,800                     13,800
COMMON STOCK AND OTHER EQUITY (DEFICIT):
  Common Stock (Predecessor Company).........          577                                     (577)       --
  Common Stock (Successor Company)...........       --                                           40            40
  Treasury stock (Predecessor Company).......         (588)                                     588        --
  Additional paid-in capital.................      291,925                       7,050     (228,815)       70,160
  Cumulative translation adjustment..........           32                                      (32)       --
  Accumulated deficit........................     (576,107)       332,165                   243,942        --
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL COMMON STOCK AND OTHER EQUITY
        (DEFICIT)............................     (284,161)       332,165       (7,050)      15,146        70,200
                                               -------------  ------------  -----------  -----------  -------------
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL LIABILITIES AND EQUITY
        (DEFICIT)............................    $ 112,914     $  (33,811)   $ 100,431    $  23,584     $ 203,118
                                               -------------  ------------  -----------  -----------  -------------
                                               -------------  ------------  -----------  -----------  -------------

------------------------

(1) To record the discharge or reclassification of prepetition obligations (liabilities subject to compromise) and debtor-in-possession credit facilities pursuant to the Plan.

                                              (FOOTNOTES CONTINUED ON NEXT PAGE)

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3) FRESH START REPORTING (CONTINUED)
(2) To record the Exit Financing and related costs.

(3) To record assets and liabilities at their fair value pursuant to fresh-start reporting and eliminate the existing accumulated deficit.

(4) DEBTOR-IN-POSSESSION CREDIT FACILITIES

    At July 29, 1997, the Company had outstanding borrowings under its debtor-in-possession credit facility with Perry Partners L.P. ("Perry Partners") (the "Replacement Credit Facility") of $27,808,000. Those borrowings bore interest at prime plus 3.5% (11.75% at July 29, 1997) payable monthly. The Replacement Credit Facility also required payment of certain fees as defined in the agreement as an amount to be determined such that Perry Partners earned an internal rate of return, determined on an annualized basis, of 21% on all borrowings (which return took into account all interest and fees). At the Effective Date, additional fees and interest of $1,800,000 over interest accrued at the stated rate were owed. Outstanding borrowings under the facility were repaid upon the Company's emergence from bankruptcy with the proceeds of the Exit Financing. (See Note 2).

    In June and July 1997, the U.S. Bankruptcy Court issued orders permitting the Company to borrow $5 million from Birch as permitted under the existing Replacement Credit Facility. The facility bore interest at prime plus 3.5% and required the payment of certain additional fees to Birch at such time as the Company exited bankruptcy protection. The loan was unsecured; however, borrowings under the loan agreement had superpriority administrative claim status with respect to payment of administrative expenses under the Plan. The Company borrowed $2.5 million under this facility which was repaid with interest and fees of $82,000 upon emergence from bankruptcy with the proceeds from the Exit Financing.

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED

                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5) LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                 SUCCESSOR       PREDECESSOR
                                                                  COMPANY          COMPANY
                                                              ---------------  ---------------
                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   1997             1996
                                                              ---------------  ---------------
                                                                (UNAUDITED)
13.5% Senior Secured Notes due 2002, net of unamortized
 discount of $6,860 (1).....................................     $  78,140        $  --
Secured Rejection Note (2)..................................         4,416            4,666
Secured Rent Deferral Notes (2).............................           332           --
Prepetition Tax Claims (3)..................................         5,000           --
Other notes payable.........................................           410           --
                                                              ---------------        ------
                                                                    88,298            4,666
Less current portion........................................        (1,395)          --
                                                              ---------------        ------
Long-term debt..............................................     $  86,903        $   4,666
                                                              ---------------        ------
                                                              ---------------        ------

------------------------

(1) In connection with its exit financing to emerge from bankruptcy, the Company issued $85,000,000 of 13.5% Senior Secured Notes due August 1, 2002 (the "Notes") and the Warrants. A value of approximately $7,050,000 was allocated to the Warrants based upon their estimated fair value at the time of the issuance, representing the original issue discount on the Notes. The Notes are secured by substantially all the assets of the Company and interest is payable quarterly beginning November 1, 1997. A separate interest escrow account was established with the trustee to fund interest payments through August 1, 1999. The interest escrow account balance totaled $21,706,000, consisting of treasury securities and accrued interest thereon, at September 30, 1997.

    The Notes contain restrictions on additional indebtedness and cross-default provisions with other obligations of the Company. Among other things, the Company is permitted to have outstanding up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations, or purchase money obligations.

(2) In conjunction with its emergence from bankruptcy, the Company completed the documentation of the notes and mortgages securing McDonald's Corporations' ("McDonald's") damage claims as approved by the Bankruptcy Court in November 1996 pursuant to the McDonald's Stipulation (see Note 7 to the annual audited financial statements).

    McDonald's claim for damages arising from rejected leases totaled approximately $4,416,000 at the Emergence Date and is evidenced by a six-year note payable requiring annual principal payments of approximately $736,000 (the "Secured Rejection Note"). The Secured Rejection Note bears interest at 12% payable annually.

    The Company's obligations to repay certain rent deferrals granted by McDonald's pursuant to the McDonald's Stipulation are evidenced by nine notes due upon the expiration of each initial sublease term (the "Secured Rent Deferral Notes"). The rent deferrals total currently $398,196 per year and, when combined with the initial Emergence Date principal balance of approximately $266,000, will

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED

                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(5) LONG-TERM DEBT (CONTINUED)
    total approximately $2,567,000 over the next eight years. The notes bear interest at 12% per annum payable at maturity and have maturity dates ranging from August 31, 2002 to December 31, 2004.

    The Secured Rejection Note and the Secured Rent Deferral Notes are secured by first mortgages or deeds of trust on fourteen properties owned by the Company including three undeveloped parcels of land with a book value of $2,747,000 at September 30, 1997, which are included in Land Held for Sale in the Company's Consolidated Balance Sheet. The notes contain certain cross-default provisions including cross-defaults among themselves, with the McDonald's subleases and with other indebtedness of the Company in excess of $2.5 million.

(3) The prepetition tax claims (the "Tax Claims") represent taxes assessed prior to the Company filing for bankruptcy and have an estimated aggregate principal amount of $5 million. The Tax Claims have maturities of up to six years from the original date of assessment and require payment of principal amounts in equal annual installments. The majority of the Tax Claims accrue simple interest at 10% per annum payable with each annual principal installment. The remainder accrue interest at 12% per annum.

(6) EARNINGS (LOSS) PER COMMON SHARE

    Earnings (loss) per common and common equivalent shares is calculated based upon the weighted average number of common and common equivalent shares outstanding during the periods presented. Common equivalents outstanding during the period and common shares issuable upon assumed conversion of the Preferred Stock have not been included in the computation of earnings (loss) per share as their effect is antidilutive for all relevant periods presented. Shares of Common Stock to be issued to unsecured creditors pursuant to the Plan have been reflected as outstanding as of the Effective Date for purposes of calculating the weighted average common and common equivalent shares outstanding in the accompanying unaudited condensed consolidated statement of operations for the two-month period ended September 30, 1997.

(7) LEGAL MATTERS

    From time to time, the Company is a party to a number of lawsuits and other legal matters, including claims relating to injuries which allegedly occurred at the Company's facilities and to alleged employment discrimination. A portion of these claims may be covered by insurance. Management has estimated the potential liabilities resulting from such claims which arose subsequent to the Petition Date and which are not covered by insurance to be approximately $2,790,000 at September 30, 1997 and $1,849,000 at December 31, 1996. These amounts were recorded in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Because these amounts represent estimates, it is reasonably possible that a change in these estimates may occur in the future.

(8) RELATED PARTY TRANSACTIONS

    On May 7, 1997, the Bankruptcy Court issued an order providing for the settlement of all of Viacom Inc.'s ("Viacom") prepetition general unsecured claims against the Group and all claims which the Group or any holders of claims against the Group may hold against Viacom. Under the agreement and subsequent Bankruptcy Court order, Viacom received no property for its prepetition unsecured claims

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED

                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(8) RELATED PARTY TRANSACTIONS (CONTINUED) under the Plan. In exchange for this treatment, the Group (i) satisfied in full a claim which Iwerks Studios, Inc. held against the Group, and which was guaranteed by Blockbuster Entertainment Group ("Blockbuster"), an affiliate of Viacom, in the amount of $61,500, (ii) assumed approximately thirty leases of the Group, which were guaranteed by Viacom, and assign them to Blockbuster and
(iii) paid Viacom's postpetition administrative claims for expenses advanced by Viacom on behalf of the Group of approximately $991,000 and obligations incurred under the Management Services Agreement ("MSA") between the Company and Viacom subject to any setoff paid on behalf of Viacom. In connection with this settlement, the MSA was terminated.

    As required under the Plan, the Company reimbursed Wellspring $1,078,000 for its out-of-pocket expenses incurred in connection with sponsoring the Plan.

    An officer of Griffin Bacal, Inc., the Company's advertising agency, serves as a director of the Successor Company. The Company paid $7,021,000 to Griffin Bacal for media and creative services during the nine months ended September 30, 1997.

(9) SUBSEQUENT EVENTS

    During the fourth quarter of 1997, the Company began Phase One of its capital plan to renovate its FunCenters, add new attractions, and broaden their entertainment offerings, including the addition of designated areas for lasertag, arts and crafts, stage events and promotional activities. The Company estimates that approximately 75% of its FunCenters will be renovated pursuant to this plan by March 31, 1998 at a cost of approximately $15 million. The Company also expects to complete the conversion of its food service operations to offer Pizza Hut products in approximately 80% of its FunCenters by year end. Approximately $2,274,000 of prepaid expenses and other current assets represent deposits or advances made in anticipation of these changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS RELATES TO THE COMPANY'S HISTORICAL FINANCIAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION, WITHOUT GIVING PRO FORMA EFFECT TO THE RESTRUCTURING OF THE COMPANY WHICH OCCURRED IN CONNECTION WITH THE PLAN OF REORGANIZATION AND THE IMPLEMENTATION OF THE TURNAROUND PLAN, EXCEPT TO THE EXTENT THAT SUCH RESTRUCTURING HAD OCCURRED PRIOR TO THE END OF THE PERIODS DISCUSSED. AS A RESULT, MANAGEMENT DOES NOT BELIEVE THAT RESULTS OF OPERATIONS IN FUTURE PERIODS WILL BE COMPARABLE TO PRIOR PERIODS. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT ON FORM 10-Q.

OVERVIEW

    The Company is the leading owner and operator of pay-for-play children's entertainment centers in North America, with a national network of 206 FunCenters in 39 states, Puerto Rico and Canada targeted at children ages two to 12 and two Block Party Stores which target adult customers. The Company was established in 1989 and grew from 28 FunCenters in 1991 to 336 company-owned and franchised FunCenters by the end of 1995, primarily as a result of acquisitions of competitors and construction of new FunCenters financed with bank debt and public offerings of debt and equity securities. This rapid expansion resulted in a loss of control over costs and quality at both the store and corporate levels which diminished customer service, reduced store operating margins and caused selling, general and administrative expenses to increase dramatically.

    The Company emerged from Chapter 11 on July 29, 1997 (the "Effective
Date"). The Company generates revenue primarily from the operation of 206 FunCenters. FunCenter revenues are derived from: (i) admission charges; (ii) food and beverage sales; (iii) redemption game and other concession revenue; and
(iv) birthday party fees. The Company's revenues are subject to significant quarterly variations based upon several factors, including seasonal changes in weather, holidays and the school calendar. The Company experienced negative comparable store sales while operating in Chapter 11 and this trend has continued since the Effective Date. Among other factors, comparable store revenues declined because (i) the Company shortened FunCenter operating hours by approximately 18% to curtail operations during unprofitable time periods, (ii) the Company reduced its marketing expenditures (see below) and (iii) the Company did not update its product offering during the Company's reorganization in bankruptcy.

    The Company believes that growth in its revenues will eventually result from enhanced entertainment value provided by new product offerings, improvement in food and beverage offerings, increased utilization of FunCenters during weekdays and other off-peak times and, to a lesser extent, from the construction or acquisition of new FunCenters. The Company expects to renovate approximately 75% of its FunCenters by March 31, 1998, convert approximately 80% of its FunCenters to permit the sale of Pizza Hut menu items and relaunch the brand during the first quarter of 1998. Management expects that, as a result of these efforts, revenues will increase on a comparable store basis.

    The Company's operating expenses at the store level consist primarily of food and beverage costs, the cost of game merchandise, labor costs, occupancy and maintenance expense. As a substantial portion of store operating expenses, including occupancy costs, facility maintenance and core staffing requirements are fixed, the Company has a high degree of operating leverage. The Company has reduced its rent expense through renegotiation of certain store leases and has generated additional annual cost savings at the store level through cost management measures and improved financial controls implemented in connection with Phase 1 of its Turnaround Plan.

    The Company's selling, general and administrative expenses include salaries, bankruptcy-related costs, corporate and regional management expenses and other administrative, promotional and advertising expenses. In connection with the Turnaround Plan, the Company expects its annual selling, general and administrative expenses in 1997 to be approximately $20 million less than in 1996.

    The Company accrued substantial restructuring costs, including costs related to the relocation of the Company's headquarters, the termination of certain managers and employees and the rejection of certain store leases.
A portion of these restructuring costs were discharged in connection with the Plan of Reorganization and other amounts were repaid with the proceeds of the offering of the Private Notes and the Convertible Preferred Stock.

RESULTS OF OPERATIONS

    COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

    Upon emergence from Chapter 11, the Company adopted Fresh
Start Accounting. See "Changes in Method of Accounting." Thus the Company's balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting Company (the "Successor Company") and are not comparable to periods prior to the Effective Date (the "Predecessor Company").

    The three months ended September 30, 1997 include the results of the Predecessor Company for the month ended July 31, 1997 and the Successor Company for the two months ended September 30, 1997. The principal differences between these periods relate to reporting changes regarding the Company's capital structure and indebtedness and the revaluation of the Company's long-term assets, which primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

    REVENUE. Total revenue was $30.7 million versus $39.8 million during the three months ended September 30, 1997 and 1996, respectively. The decline during the 1997 period as compared to the 1996 period was attributable to a reduction in the number of FunCenters in operation and a reduction in average sales per FunCenter. The decrease in average sales per FunCenter was primarily due to disruptions in the business associated with the Company's bankruptcy filing, reduced and ineffective marketing programs and a lack of new attractions at the FunCenters.

    COST OF GOODS SOLD. Costs of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales, was $4.6 million in the three months ended September 30, 1997 as compared with $7.9 million in the three months ended September 30, 1996. As a percentage of revenue, costs of goods sold declined from 19.8% in the 1996 period to 15.0% in the 1997 period. This reduction was primarily attributable to simplified product offerings and better cost management during the 1997 period.

    STORE OPERATING EXPENSES. Store operating expenses, which consist primarily of compensation and benefits for FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses were $25.6 million in the three months ended September 30, 1997 as compared with $32.0 million in the three months ended September 30, 1996. As a percentage of total revenues, store operating expenses increased from 80.4% in the 1996 period to 83.3% in the 1997 period due to the decrease in revenue in spite of a $6.4 million decline in total store operating expenses. The decline in dollars was due to the implementation of labor planning, lower rent from renegotiated leases, reductions in central reservation expenses and other cost savings generated through Phase 1 of the Company's Turnaround Plan.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5.5 million versus $8.3 million in the three months ended September 30, 1997 and 1996, respectively. As a percentage of revenue, selling, general and administrative expenses declined from 20.9% in the 1996 period to 17.9% in the 1997 period. The decrease reflects the reduction in corporate staff, and related expenses and lower marketing expenses, combined with a general reduction in spending due to a reduction in the number of FunCenters, as implemented in Phase 1 of the Company's Turnaround Plan.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $5.7 million for the three months ended September 30, 1997 as compared with $5.6 million for the three months ended September 30, 1996. The decline resulted primarily from a reduction in the number of FunCenters in operation, offset by an increase during the two months ended September 30, 1997 attributable to an increase in the Company's plant and equipment as a result of adopting Fresh Start Accounting for the Successor Company.

    INTEREST EXPENSE. Interest expense consisted of accrued interest on (i) the outstanding LYONS, the Company's subordinated convertible debt and borrowings under the Company's Pre-petition credit facility (collectively, the "Pre-petition Indebtedness") through March 25, 1996, (ii) borrowings under the DIP Facilities, and (iii) after the Effective Date, borrowings under the Private Notes, the McDonald's Notes and the Pre-petition Taxes Payable obligations, and was $602,000 for the three months ended September 30, 1997 as compared with $13,000 for the three months ended September 30, 1996. These amounts do not reflect interest on the Pre-petition Indebtedness which was suspended during the Company's reorganization under Chapter 11. Had these payments not been suspended, interest expense would have been $5.2 million and $4.4 million for the 1997 and 1996 periods, respectively.

    REORGANIZATION COSTS. Reorganization costs of $8.0 million and $4.3 million were incurred by the Company during its reorganization under Chapter 11 for the three months ended September 30, 1997 and 1996, respectively, including $200,000 and $2.4 million incurred for professional fees in the 1996 and 1997 periods, respectively. The remainder was primarily attributable to losses on asset disposals associated with the closing of FunCenters and expenses associated with the Plan of Reorganization.

    EXTRAORDINARY ITEM. In July 1997, the Company recognized an extraordinary gain of $332.2 million resulting from the cancellation of indebtedness pursuant to the Plan.

    COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

    The nine months ended September 30, 1997 include the results of the Predecessor Company for the seven months ended July 31, 1997 and the Successor Company for the two months ended September 30, 1997. The principal differences between these periods relate to reporting changes regarding the Company's capital structure and indebtedness and the revaluation of the Company's long-term assets, which primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

    REVENUE. Total revenue was $102.4 million versus $147.8 million during the nine months ended September 30, 1997 and 1996, respectively. The decline during the 1997 period as compared to the 1996 period was attributable to a reduction in the number of FunCenters in operation and a reduction in average sales per FunCenter. The decrease in average sales per FunCenter was primarily due to disruptions in the business associated with the Company's bankruptcy filing, reduced and ineffective marketing programs and a lack of new attractions at the FunCenters.

    COST OF GOODS SOLD. Costs of goods sold which consists primarily of the cost of food, redemption merchandise and other product sales, was $17.2 million in the nine months ended September 30, 1997 as compared with $27.0 million in the nine months ended September 30, 1996. As a percentage of revenue, costs of goods sold declined from 18.3% in the 1996 period to 16.8% in the 1997 period. This reduction was primarily attributable to simplified product offerings and better cost management during the 1997 period.

    STORE OPERATING EXPENSES. Store operating expenses, which consist primarily of compensation and benefits for FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $77.1 million in the nine months ended September 30, 1997 as compared with $112.8 million during the nine months ended September 30, 1996. As a percentage of total revenues, store operating expenses declined from 81.8% in the 1996 period to 76.8% in the 1997 period. The decline as a percentage of revenue is due to the implementation of labor planning, lower rent from renegotiated leases, reductions in central reservation expenses and other cost savings generated through Phase 1 of the Company's Turnaround Plan.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $14.1 million versus $33.2 million in the nine months ended September 30, 1997 and 1996, respectively. As a percentage of revenue, selling, general and administrative expenses declined from 22.5% in the 1996 period to 13.7% in the 1997 period. The decrease reflects the reduction in corporate staff, and related expenses and lower marketing expenses, combined with a general reduction in spending due to a reduction in the number of FunCenters, as implemented in Phase 1 of the Company's Turnaround Plan.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $15.9 million for the nine months ended September 30, 1997 as compared with $16.2 million for the nine months ended September 30, 1996. The decline resulted primarily from a reduction in the number of FunCenters in operation, offset by an increase during the two months ended September 30, 1997, attributable to an increase in the Company's plant and equipment as a result of adopting Fresh Start Accounting for the Successor Company.

    INTEREST EXPENSE. Interest expense consisted primarily of accrued interest on (i) the outstanding LYONS, the Company's subordinated convertible debt and borrowings under the Dip Facilities (collectively, the "Pre-petition Indebtedness") through March 25, 1996, (ii) borrowings under the DIP Facilities, and (iii) after the Effective Date, borrowings under the Private Notes, the McDonald's Notes and the Pre-petition Taxes Payable obligations, and was $6.4 million versus $5 million during the nine months ended September 30, 1997 and 1996, respectively. These amounts do not reflect interest on the Pre-petition Indebtedness which was suspended during the Company's reorganization under Chapter 11. Had these payments not been suspended, interest expense would have been $15.6 million and $12.9 million for the 1997 and 1996 periods, respectively.

    REORGANIZATION COSTS. Reorganization costs of $12.2 million versus $12.4 million were incurred by the Company during its reorganization under Chapter 11 for the nine months ended September 30, 1997 and 1996, respectively, including $7.1 million and $3.2 million incurred for professional fees in the 1996 and 1997 periods, respectively. The remainder was primarily attributable to losses on asset disposals associated with the closing of FunCenters and expenses associated with the Plan of Reorganization.

    EXTRAORDINARY ITEM. In July 1997, the Company recognized an extraordinary gain of $332.2 million resulting from the cancellation of indebtedness pursuant to the Plan.

LIQUIDITY AND CAPITAL RESOURCES

    The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food products and other supplies. Therefore, the Company's business has not required significant working capital to operate. The Company requires cash primarily to finance capital expenditures to maintain and upgrade existing stores and to fund working capital needs. Following completion of certain programs to improve operating cash flow under its Turnaround Plan, the Company will also need cash to build new stores. Historically, the Company has met these liquidity requirements primarily through external financings, including through the issuance of debt and equity securities and borrowings under revolving credit facilities, as well as through cash flow generated by operating activities. In connection with the Plan of Reorganization, substantially all of the Company's pre-petition debt facilities and other obligations to creditors were restructured, repaid or eliminated. See "Plan of Reorganization."

    For the two months ended September 30, 1997 and the seven months ended July 31, 1997, the Company used cash of $12.0 million and generated cash of $47,000, respectively, from operations before reorganization expenses. This decrease can be attributed primarily to the Company's net losses and changes in working capital. The reduction in cash used by operations during the 1997 periods is primarily attributable to Phase 1 of the Company's Turnaround Plan and the payment of certain reorganization and transaction costs. The Company generated cash during the two month period ended September 30, 1997 because it incurred certain reorganization and transaction costs in July 1997 which were paid after July 31, 1997.

    The Company expects to use cash going forward primarily to finance capital expenditures and meet its limited working capital requirements. The Company expects to make between $15 million and $20 million in capital expenditures during the fourth quarter of 1997 and in 1998 in connection with its capital improvement program under the Turnaround Plan. Should operating cash flow of existing FunCenters increase as a result of the Turnaround Plan, the Company also expects to use cash to build new FunCenters.

    While the Company's Private Notes contain restrictions on additional indebtedness, the Company is permitted to have outstanding up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations or purchase money obligations.

    On September 30, 1997, the Company had an unrestricted cash balance of approximately $30.2 million. The Company also had $21.7 million in cash and in investments the Escrowed Interest Account on September 30, 1997, which amount is dedicated to making scheduled payments of interest on the Private Notes and the Exchange Notes through August 1, 1999. The Company believes that its existing capital resources will provide sufficient funds to finance the Company's operations in the ordinary course and to fund its capital expenditures and debt service requirements. See "Business -- Business Strategy and Turnaround Plan."

                                 DISCOVERY ZONE, INC.

                             PART II--OTHER INFORMATION


Item 1   -    Legal Proceedings
              Not Applicable

Item 2   -    Changes in Securities
              Not Applicable

Item 3   -    Defaults upon Senior Securities
              Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders
              Not Applicable

Item 5   -    Other Information
              Not Applicable

Item 6   -    Exhibits and Reports on Form 8-K

       (a)    Exhibits

              Exhibit
              Number    Description
              -------   -----------

              2.1 Third Amended Joint Plan of Reorganization of the Registrant, dated March 11, 1997 (incorporated by reference from the Current Report on Form 8-K of the Registrant, dated July 9, 1997).

              2.2 Agreement and Plan of Merger, dated as of July 28, 1997, between Discovery Zone Children's Amusement Corp. and the subsidiaries of the Registrant listed therein (incorporated by reference from the Registration Statement on Form S-4 (the "Form S-4") of the Registrant, dated November 19, 1997).

              2.3 Agreement and Plan of Merger, dated as of July 29, 1997, between the Registrant and Discovery Zone Children's Amusement Corporation (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).

              3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).

              3.2 Amended and Restated By-laws of the Registrant (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).

             *4.1 Form of Common Stock Certificate (incorporated by reference from the Registration Statement on Form 10 of the Registrant, dated November 19, 1997).

              Exhibit
              Number    Description
              -------   -----------

              *10.1 Employment Agreement, dated as of July 21, 1997, between the Registrant and Scott W. Bernstein (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).

              *10.2 Employment Agreement, dated as of August 1, 1997, between the Registrant and Robert G. Rooney (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).

              *10.3 Employment Agreement, dated as of August 1, 1997, between the Registrant and Sharon L. Rothstein (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).


              *27.1 Financial Data Schedule (incorporated by reference from the Form S-4 of the Registrant, dated November 19,
                        1997).

-----------------
* To be filed by amendment

       (b)    Reports on Form 8-K

              1.   Current Report on Form 8-K dated July 9, 1997:  Items 4, 5 and 7

              2.   Current Report on Form 8-K dated August 4, 1997:  Items 5
                   and 7



                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DISCOVERY ZONE, INC.
                                            (Registrant)



DATE:  November 19, 1997               /s/ Scott W. Bernstein
                                       ----------------------------------------
                                       Name:   Scott W. Bernstein
                                       Title:  Chief Executive Officer,
                                               President and Director