Form 10-Q/A
period 1997-09-30
DISCOVERY ZONE INC
filed 1997-12-09
CIK 900392

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q/A

         [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                         For Quarter Ended September 30, 1997

         [ ] Transition period pursuant to Section 13 or 15(d) of the Securities Exchange Act

                     Commission File Number  000-21854


                                 DISCOVERY ZONE, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                    36-3877601
(State of Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)


    565 Taxter Road, Fifth Floor
       Elmsford, New York                               10523
(Address of principal executive offices)              (Zip Code)

         (Registrant's telephone number, including area code)  (914) 345-4500
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

                                 DISCOVERY ZONE, INC.

                            PART 1--FINANCIAL INFORMATION

                                                                     Page No.
                                                                     --------

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Condensed Consolidated Statements of
           Operations - Two Months ended September 30, 1997,
           One Month ended July 31, 1997 and Three Months
           ended September 30, 1996                                     3

         Unaudited Condensed Consolidated Statements of
           Operations - Two Months ended September 30, 1997,
           Seven Months ended July 31, 1997 and Nine Months
           ended September 30, 1996                                     4

         Condensed Consolidated Balance Sheets -
           September 30, 1997 (unaudited) and December 31, 1996         5

         Unaudited Consolidated Condensed Statements of
           Cash Flows - Two Months Ended September 30, 1997,
           Seven Months Ended July 31, 1997 and Nine Months
           Ended September 30, 1996                                     6

         Notes to Unaudited Condensed Consolidated
           Financial Statements                                         7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                          15



                             PART II--OTHER INFORMATION

                                                                          Page

ITEM 1.  LEGAL PROCEEDINGS                                                 22

ITEM 2.  CHANGES IN SECURITIES                                             22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

ITEM 5.  OTHER INFORMATION                                                 22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  23

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

             +2.1 Third Amended Joint Plan of Reorganization of the Registrant, dated March 11, 1997 (incorporated by reference from the Current Report on Form 8-K of the Registrant, dated July 9, 1997).

             +2.2 Agreement and Plan of Merger, dated as of July 28, 1997, between Discovery Zone Children's Amusement Corp. and the subsidiaries of the Registrant listed therein (incorporated by reference from the Registration Statement on Form S-4 (the "Form S-4") of the Registrant, dated November 19, 1997).

             +2.3 Agreement and Plan of Merger, dated as of July 29, 1997, between the Registrant and Discovery Zone Children's Amusement Corporation (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).

             +3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).

             +3.2 Amended and Restated By-laws of the Registrant (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).

              4.1       Form of Common Stock Certificate.

              Exhibit
              Number    Description
              -------   -----------

              10.1 Employment Agreement, dated as of July 21, 1997, between the Registrant and Scott W. Bernstein (incorporated by reference from Amendment No. 1 to the Form S-4 of the Registrant, dated December 9, 1997).

              10.2 Employment Agreement, dated as of August 1, 1997, between the Registrant and Robert G. Rooney (incorporated by reference from Amendment No. 1 to the Form S-4 of the Registrant, dated December 9, 1997).

              10.3 Employment Agreement, dated as of August 1, 1997, between the Registrant and Sharon L. Rothstein (incorporated by reference from Amendment No. 1 to the Form S-4 of the Registrant, dated December 9, 1997).

              27.1 Financial Data Schedule, for the nine-months ended September 30, 1996.

              27.2 Financial Data Schedule, for the seven-months ended July 31, 1997.

              27.3 Financial Data Schedule, for the two-months ended September 30, 1997.

-----------------
+ Previously filed.

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


                                            DISCOVERY ZONE, INC.
                                            (Registrant)



DATE:  December 9, 1997                /s/ Scott W. Bernstein
                                       ----------------------------------------
                                       Name:   Scott W. Bernstein
                                       Title:  Chief Executive Officer,
                                               President and Director