Form 10-Q/A
period 1997-09-30
DISCOVERY ZONE INC
filed 1998-01-13
CIK 900392

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

                              DISCOVERY ZONE, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                                         SUCCESSOR            PREDECESSOR
                                                                          COMPANY               COMPANY
                                                                       -------------  ----------------------------
                                                                        TWO MONTHS    SEVEN MONTHS    NINE MONTHS
                                                                           ENDED          ENDED          ENDED
                                                                       SEPTEMBER 30,    JULY 31,     SEPTEMBER 30,
                                                                           1997           1997           1996
                                                                       -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................    $  (9,745)    $   302,256     $ (58,365)
Adjustments to reconcile net income (loss) to net cash (used in)
  provided by operating activities before reorganization costs:
    Reorganization costs.............................................       --              12,165        12,436
    Extraordinary item-gain on discharge of debt.....................       --            (332,165)       --
    Amortization of discount on Senior Secured Notes.................          190         --             --
    Depreciation and amortization....................................        3,929          11,920        16,204
    Interest on subordinated convertible debt........................       --             --              1,383
    Loss on disposal of property and equipment.......................       --             --              1,010
    Changes in operating assets and liabilities:
      Receivables, net...............................................          139             442           724
      Inventories....................................................          182             724         2,433
      Prepaid expenses and other assets..............................       (3,339)           (962)       (7,442)
      Accounts payable and accrued liabilities.......................       (3,392)          5,667         3,073
                                                                       -------------- --------------  ------------
Net cash (used in) provided by operating activities before
  reorganization costs...............................................      (12,036)             47       (28,544)
Reorganization costs.................................................       --             (12,165)      (12,436)
Adjustments to reconcile reorganization costs to cash used by reorganization costs:
    Loss on asset disposals..........................................       --             --              2,873
    Write-off of deferred debt costs.................................       --             --              4,340
    Accrued bankruptcy expenses......................................       --             --             --
    Proceeds from sale of property and equipment.....................       --             --              1,753
                                                                       -------------  -------------  -------------
Net cash used by reorganization costs................................       --             (12,165)       (3,470)
                                                                       -------------  -------------  -------------
Net cash used in operating activities................................      (12,036)        (12,118)      (32,014)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..................................         (262)           (567)       (1,717)
Proceeds from sale of property and equipment.........................       --                  99         6,477
                                                                       -------------  -------------  -------------
Net cash (used in) provided by investing activities..................         (262)           (468)        4,760
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debtor-in-possession credit facilities.............    $  --         $   --          $  15,724
Net repayment of debtor-in-possession credit facilities..............       --             (22,448)       --
Proceeds from short-term borrowings..................................       --             --              7,500
Repayment of short-term borrowings...................................       --             --             (7,500)
Advances from affiliate, net.........................................       --             --             10,730
Proceeds from the exercise of options and warrants...................       --             --                282
Proceeds from Senior Secured Notes with Warrants.....................       --              85,000        --
Proceeds from Redeemable Convertible Preferred Stock.................       --              13,800        --
Payment of financing costs...........................................       --              (2,800)       --
Escrow of restricted cash............................................       --             (21,754)       --
                                                                       -------------  -------------  -------------
Net cash provided by financing activities............................       --              51,798        26,736
                                                                       -------------  -------------  -------------
Net (decrease) increase in cash and cash equivalents.................      (12,298)         39,212          (518)
Cash and cash equivalents, beginning of period.......................       42,538           3,326         5,949
                                                                       -------------  -------------  -------------
Cash and cash equivalents, end of period.............................    $  30,240     $    42,538     $   5,431
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest...............................................    $     291     $     3,957     $     633
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Cash paid for professional fees in connection with Chapter 11
  Proceeding.........................................................    $     143     $     3,128     $   2,419
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

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

(2) JOINT PLAN OF REORGANIZATION AND EXIT FINANCING

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

    In connection with its emergence from bankruptcy, the Company raised $100 million through the issuance of $15 million of Convertible Redeemable Preferred Stock ("Preferred Stock") and $85 million of 13.5% Senior Secured Notes with Warrants, resulting in $93.8 million of net proceeds to the Company after deducting related offering costs (the "Exit Financing"). The proceeds were used to repay the Company's debtor-in-possession credit facilities (see Note 5) and certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's emergence from bankruptcy and to fund the Bond Interest Escrow Account, which is reflected as Restricted Cash and Investments in the accompanying condensed consolidated financial statements. The Senior Secured Note holders also

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(2) JOINT PLAN OF REORGANIZATION AND EXIT FINANCING (CONTINUED) received warrants (the "Warrants") to purchase 805,154 shares of Common Stock at $.01 per share exercisable through August 1, 2007, which represent approximately 12.5% of the fully diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants and conversion of the Preferred Stock. A portion of the proceeds from the Senior Secured Notes was allocated to the Warrants (See Note 5).

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

                              DISCOVERY ZONE, INC.

                        NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(3) FRESH START REPORTING (CONTINUED)
    The effects of the Plan, the Exit Financing, and fresh-start reporting on the Company's condensed consolidated balance sheet at July 31, 1997 are as follows (in thousands):

                                                   PRE-                        EXIT      FRESH-START
                                                 EMERGENCE    DISCHARGE OF   FINANCING   ADJUSTMENTS   REORGANIZED
                                               BALANCE SHEET    DEBT (1)        (2)          (3)      BALANCE SHEET
                                               -------------  ------------  -----------  -----------  -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................    $   1,712     $  (33,811)   $  74,637                  $  42,538
  Restricted cash and investments............          391                      10,302                     10,693
  Receivables, net...........................          896                                                    896
  Inventories................................        1,314                                                  1,314
  Prepaid expenses and other current
    assets...................................        3,804                        (569)         697         3,932
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL CURRENT ASSETS...................        8,117        (33,811)      84,370          697        59,373
RESTRICTED CASH AND INVESTMENTS..............       --                          11,061                     11,061
PROPERTY AND EQUIPMENT, net..................       98,929                                   23,591       122,520
LAND HELD FOR SALE...........................        3,635                                                  3,635
OTHER ASSETS.................................        2,233                       5,000         (704)        6,529
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL ASSETS...........................      112,914        (33,811)     100,431       23,584     $ 203,118
                                               -------------  ------------  -----------  -----------  -------------
                                               -------------  ------------  -----------  -----------  -------------
LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities...    $  16,793         (1,368)       1,631        8,783     $  25,839
  Current portion of long-term debt..........          186                                                    186
  Debtor-in-possession credit facility.......       30,895        (30,895)                                 --
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL CURRENT LIABILITIES..............       47,874        (32,263)       1,631        8,783        26,025
LONG-TERM DEBT...............................        4,681          5,000       77,950                     87,631
OTHER LONG-TERM LIABILITIES..................          450                                    5,012         5,462
LIABILITIES SUBJECT TO COMPROMISE............      344,070       (338,713)                   (5,357)       --

CONVERTIBLE REDEEMABLE PREFERRED STOCK.......       --                          13,800                     13,800
COMMON STOCK AND OTHER EQUITY (DEFICIT):
  Common Stock (Predecessor Company).........          577                                     (577)       --
  Common Stock (Successor Company)...........       --                                           40            40
  Treasury stock (Predecessor Company).......         (588)                                     588        --
  Additional paid-in capital.................      291,925                       7,050     (228,815)       70,160
  Cumulative translation adjustment..........           32                                      (32)       --
  Accumulated deficit........................     (576,107)       332,165                   243,942        --
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL COMMON STOCK AND OTHER EQUITY
        (DEFICIT)............................     (284,161)       332,165        7,050       15,146        70,200
                                               -------------  ------------  -----------  -----------  -------------
                                               -------------  ------------  -----------  -----------  -------------
      TOTAL LIABILITIES AND EQUITY
        (DEFICIT)............................    $ 112,914     $  (33,811)   $ 100,431    $  23,584     $ 203,118
                                               -------------  ------------  -----------  -----------  -------------
                                               -------------  ------------  -----------  -----------  -------------

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

    An officer of Griffin Bacal, Inc., the Company's advertising agency, serves as a director of the Successor Company. The Company paid to Griffin Bacal, for media purchased on behalf of, and creative services provided to, the Company, $4,316,000 during the seven months ended July 31, 1997 and $2,705,000 during the two months ended September 30, 1997.

(9) SUBSEQUENT EVENTS

    During the fourth quarter of 1997, the Company began Phase One of its capital plan to renovate its FunCenters, add new attractions, and broaden their entertainment offerings, including the addition of designated areas for lasertag, arts and crafts, stage events and promotional activities. The Company estimates that approximately 60% of its FunCenters will be renovated pursuant to this plan by the end of January 1998 at a cost of approximately $20 million. The Company also expects to complete the conversion of its food service operations to offer Pizza Hut products in approximately 80% of its FunCenters by the end of January 1998. Approximately $2,274,000 of prepaid expenses and other current assets represent deposits or advances made in anticipation of these changes.

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

    The Company believes that growth in its revenues will eventually result from enhanced entertainment value provided by new product offerings, improvement in food and beverage offerings, increased utilization of FunCenters during weekdays and other off-peak times and, to a lesser extent, from the construction or acquisition of new FunCenters. The Company expects to renovate approximately 60% and convert approximately 80% of its FunCenters to permit the sale of Pizza Hut menu items by the end of January 1998 and relaunch the brand during the first quarter of 1998. Management expects that, as a result of these efforts, revenues will increase on a comparable store basis.

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

    REVENUE. Total revenue was $30.7 million versus $39.8 million during the three months ended September 30, 1997 and 1996, respectively. The decline during the 1997 period as compared to the 1996 period was attributable to a reduction in the number of FunCenters in operation and a reduction in average sales per FunCenter. The decrease in average same store sales per FunCenter of approximately 15.5% was primarily due to disruptions in the business associated with the Company's bankruptcy filing, reduced and ineffective marketing programs and a lack of new attractions at the FunCenters.

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

    INTEREST EXPENSE. Interest expense consisted of accrued interest on (i) the outstanding LYONS, the Company's subordinated convertible debt and borrowings under the Company's Pre-petition credit facility (collectively, the "Pre-petition Indebtedness") through March 25, 1996, (ii) borrowings under the DIP Facilities, and (iii) after the Effective
Date, borrowings under the Private Notes, the McDonald's Notes and the Pre-petition Taxes Payable obligations, and was $3.9 million for the three months ended September 30, 1997 as compared with $497,000 for the three months ended September 30, 1996. These amounts do not reflect interest on the Pre-petition Indebtedness which was suspended during the Company's reorganization under Chapter 11. Had these payments not been suspended, interest expense would have been $5.2 million and $4.4 million for the 1997 and 1996 periods, respectively.

    REORGANIZATION COSTS. Reorganization costs of $8.0 million and $4.3 million were incurred by the Company during its reorganization under Chapter 11 for the three months ended September 30, 1997 and 1996, respectively, including $247,000 and $2.4 million incurred for professional fees in the 1997 and 1996 periods, respectively. The remainder was primarily attributable to losses on asset disposals associated with the closing of FunCenters and expenses associated with the Plan of Reorganization.

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

    REVENUE. Total revenue was $102.4 million versus $147.8 million during the nine months ended September 30, 1997 and 1996, respectively. The decline during the 1997 period as compared to the 1996 period was attributable to a reduction in the number of FunCenters in operation and a reduction in average sales per FunCenter. The decrease in average sales per FunCenter of approximately 15% was primarily due to disruptions in the business associated with the Company's bankruptcy filing, reduced and ineffective marketing programs and a lack of new attractions at the FunCenters.

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

    STORE OPERATING EXPENSES. Store operating expenses, which consist primarily of compensation and benefits for FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $77.1 million in the nine months ended September 30, 1997 as compared with $112.8 million during the nine months ended September 30, 1996. As a percentage of total revenues, store operating expenses increased from 75.2% in the 1996 period to 76.3% in the 1997 period. The increase as a percentage of revenue is due to a decline in revenues offset by the implementation of labor planning, lower rent from renegotiated leases, reductions in central reservation expenses and other cost savings generated through Phase 1 of the Company's Turnaround Plan.

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

    REORGANIZATION COSTS. Reorganization costs of $12.2 million versus $12.4 million were incurred by the Company during its reorganization under Chapter 11 for the nine months ended September 30, 1997 and 1996, respectively, including $3.2 million and $5.2 million incurred for professional fees in the 1997 and 1996 periods, respectively. The remainder was primarily attributable to losses on asset disposals associated with the closing of FunCenters, write-off of deferred financing costs on certain Pre-petition Indebtedness and expenses associated with the Plan of Reorganization.

    EXTRAORDINARY ITEM. In July 1997, the Company recognized an extraordinary gain of $332.2 million resulting from the cancellation of indebtedness pursuant to the Plan.

LIQUIDITY AND CAPITAL RESOURCES

    The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food products and other supplies. Therefore, the Company's business has not required significant working capital to operate. The Company has required cash primarily to finance capital expenditures to maintain and upgrade existing stores and to fund operating losses and debt service. Following completion of certain programs to improve operating cash flow under its Turnaround Plan, the Company will also need cash to build new stores. Historically, the Company has met these liquidity requirements primarily through external financings, including through the issuance of debt and equity securities and borrowings under revolving credit facilities, as well as through cash flow generated by operating activities.

    In connection with the Plan of Reorganization, substantially all of the Company's pre-petition debt facilities and other obligations to creditors were restructured, repaid or eliminated including certain pre-petition tax claims, the McDonald's Note and the McDonalds Rent Deferral Secured Notes. The Company holds for sale certain parcels of undeveloped land which secure the McDonald's Notes. To the extent closings on such sales occur prior to the due date for debt services, to net proceeds for such sales would be available to be applied on account of such payments.

    For the seven months ended July 31, 1997, the Company generated cash of $47,000, from operations before reorganization expenses. This decrease can be attributed primarily to the Company's net losses and changes in working capital. The reduction in cash used by operations during the 1997 periods is primarily attributable to Phase 1 of the Company's Turnaround Plan. The Company generated cash during the seven month period ended July 31, 1997 because it incurred certain reorganization and transaction costs in July 1997 which were paid after July 31, 1997.

    The Company expects to use cash going forward primarily to finance capital expenditures and meet its limited working capital requirements. The Company expects to make between $15-$20 million in capital expenditures during the fourth quarter of 1997 and in January 1998 in connection with its capital improvement program under the Turnaround Plan. Should operating cash flow of existing FunCenters increase as a result of the Turnaround Plan, the Company also expects to use cash to build new FunCenters.

    If the Company's renovation program is delayed or costs more than expected, or if results of operations as a result of the Turnaround Plan do not improve sufficiently to generate positive cash flow from operations, later phases of the renovation program would be delayed and the Company would require additional financing for working capital and to complete the renovation program.

    On September 30, 1997, the Company had an unrestricted cash balance of approximately $30.2 million. The Company also had $21.7 million in cash and investments in the Escrowed Interest Account on September
30, 1997, which amount is dedicated to making scheduled payments of interest on the Private Notes and the Exchange Notes through August 1, 1999.
Subject to the Company's ability to generate positive cash flow from operations as a result of the successful execution of the Turnaround Plan, the Company believes that its existing capital resources will provide sufficient funds, for twelve months following the Exchange Offer, to finance the Company's operations in the ordinary course and to fund its debt service requirements and the initial phase of its renovation program and other capital expenditures.

    If the Company continues to generate negative EBITDA, less capital will be available for the renovation program under the Turnaround Plan, which may in turn adversely impact implementation of the Turnaround Plan and thus future operating results. In the event that the results from the Turnaround Plan are not sufficient for the Company to generate positive cash flow from operations, or take longer than expected to realize, or if the Company's renovation program is delayed or costs more than expected, the Company is likely to need additional financing for debt service, working capital and later phases of the renovation program.

    While the Company's Private Notes contain restrictions on additional indebtedness, the Company is permitted to borrow up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations or purchase money obligations. There can be no assurance that the Company will be able to obtain such financing.
                                          21

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

             +3.2 Amended and Restated By-laws of the Registrant (incorporated by reference from the Form S-4 of the Registrant, dated November 19, 1997).

             +4.1       Form of Common Stock Certificate.

              Exhibit
              Number    Description
              -------   -----------

              +10.1 Employment Agreement, dated as of July 21, 1997, between the Registrant and Scott W. Bernstein (incorporated by reference from Amendment No. 1 to the Form S-4 of the Registrant, dated December 9, 1997).

              +10.2 Employment Agreement, dated as of August 1, 1997, between the Registrant and Robert G. Rooney (incorporated by reference from Amendment No. 1 to the Form S-4 of the Registrant, dated December 9, 1997).

              +10.3 Employment Agreement, dated as of August 1, 1997, between the Registrant and Sharon L. Rothstein (incorporated by reference from Amendment No. 1 to the Form S-4 of the Registrant, dated December 9, 1997).

              +27.1 Financial Data Schedule, for the nine-months ended September 30, 1996.

              +27.2 Financial Data Schedule, for the seven-months ended July 31, 1997.

              +27.3 Financial Data Schedule, for the two-months ended September 30, 1997.

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


                                            DISCOVERY ZONE, INC.
                                            (Registrant)



DATE:  January 13, 1997                /s/ Scott W. Bernstein
                                       ---------------------------------------
                                       Name:   Scott W. Bernstein
                                       Title:  Chief Executive Officer,
                                               President and Director