Form 10-K
period 1996-12-31
DISCOVERY ZONE INC
filed 1998-01-16
CIK 900392

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------
                                    FORM 10-K

                                 ---------------

         Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                             Commission file number:

                                 ---------------
                              DISCOVERY ZONE, INC.
             (Exact Name of Registrant as Specified in its Charter)
                                 ---------------

        DELAWARE                                             36-3877601
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

 565 TAXTER ROAD, FIFTH FLOOR
      ELMSFORD, NEW YORK                                        10523
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Registrant's Telephone Number, including Area Code:  (914) 345-4500

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                               NAME OF EACH EXCHANGE ON WHICH
  TITLE OF EACH CLASS                                    REGISTERED

  Common Stock - $0.01 par value                           None

                                 ---------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    No X
   ---   ---

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

           As of December 31, 1996, the number of shares of Common Stock outstanding was 57,645,925.

                                     PART I

                                ITEM 1. BUSINESS

OVERVIEW

            Discovery Zone, Inc. ("DZ" or the "Company") is the leading owner and operator of pay-for-play children's entertainment centers in North America, with a national network of 206 FunCenters in 39 states, Canada and Puerto Rico, targeted at children ages two to 12. The Company also operates two Block Party Stores which target adult customers. The Company emerged from protection under Chapter 11 on the Effective Date and, in connection therewith, was acquired by an affiliate of Wellspring Associates L.L.C. ("Wellspring").

NEW OWNERSHIP AND MANAGEMENT

           Wellspring is a private investment firm focused on identifying, acquiring and turning around underperforming companies. Wellspring has recruited a new senior management team at DZ, led by Scott W. Bernstein. Mr. Bernstein was hired by Wellspring in June of 1996 to assist with formulation of the Plan of Reorganization and became President and Chief Executive Officer of the Company in December 1996. He has extensive experience in the family entertainment business, having served as a senior executive at Time Warner, Inc. and Six Flags Theme Parks, Inc., most recently, as President of Six Flags' Northeast operations, where he led a turnaround of the Six Flags Great Adventure theme park in New Jersey. In addition to Mr. Bernstein, the Company has hired several other senior managers with backgrounds in the entertainment industry and consumer marketing.

PRE-CHAPTER 11 REORGANIZATION

           The Company was founded in 1989 and grew from 28 locations in 1991 to a peak of 347 locations in 1994, achieving much of its growth through the acquisition of certain of its franchisees and other businesses.

           In 1994 the Company acquired, among other businesses: (i) the 48-store Leaps and Bounds, Inc. ("Leaps and Bounds"), a wholly owned subsidiary of McDonald's Corporation ("McDonald's"); (ii) the Blockbuster Children's Amusement Corporation, the Tumble For Fun Limited Partnership and Blockbuster Children's Amusement Canada Corporation which, together, operated 60 franchised locations; and (iii) Semborg Corp., a company that developed robotics and interactive technology. In 1995, the Company acquired two Block Party Stores and certain related leases from Blockbuster Entertainment Group ("Blockbuster"). The Company acquired no businesses during 1996 or during 1997, while under the protection of Chapter 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code").

            The Company financed its growth, including the acquisitions described above, primarily through the issuance of debt securities, including an offering of 4.75% Liquid Yield Option Notes (the "LYONs") for net proceeds of $111 million and the incurrence of a $175 million five-year revolving credit facility in December 1994. In addition, the Company raised net proceeds of $55 million in June 1993 through an initial public offering of its common stock. Just prior to such offering, Blockbuster acquired 19.9% of the Company's common stock par value $0.01 per share (the "Common Stock") (subsequently increased to 49.9% through the exercise of stock options). In September 1994, Blockbuster merged into Viacom Inc. ("Viacom"), which thereby succeeded to Blockbuster's ownership interest in the Company.

           The Company's rapid expansion resulted in a loss of control over costs and quality at the store and corporate levels, which diminished customer service, reduced store operating margins and caused selling, general and administrative expenses to increase dramatically. This negatively affected the Company's overall profitability and led to a series of defaults under the Company's revolving credit facility in late 1995 and early 1996.

           On January 12, 1996, the Company received an interim working capital loan from one of its lenders of up to $10.0 million, guaranteed by Viacom, to finance the Company's working capital needs. Upon maturity on February 6, 1996, the Company did not repay when due outstanding principal of $7.5 million and accrued interest on such loan, which amount was paid by Viacom pursuant to its guarantee.

           On March 25, 1996 (the "Petition Date"), Discovery Zone, Inc. and all of its domestic subsidiaries (collectively, for the period during which the Company was under Chapter 11, the "Discovery Zone Group") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). After its Chapter 11 filing, the Company entered into a debtor in possession credit facility (as amended, the "DIP Facility") to provide working capital during its reorganization. The DIP Facility was secured by substantially all of the Company's assets, provided borrowing capacity of up to $30.0 million and required the Company to maintain certain financial ratios. On June 6, 1997 the Discovery Zone Group and Birch Holdings, L.L.C. ("Birch Holdings") entered into a supplemental DIP Facility (the "Supplemental DIP Facility" and, together with the DIP Facility, the "DIP Facilities") which provided additional borrowing capacity of up to $5.0 million. The Company repaid all indebtedness under the DIP Facilities on July 29, 1997 (the "Effective Date").

           Under Bankruptcy Court supervision, the Discovery Zone Group continued to manage and operate its businesses as debtor in possession and developed the Third Amended Joint Plan of Reorganization (the "Plan") to restructure its financial affairs, including assuming or rejecting executory contracts and leases.

EMERGENCE FROM CHAPTER 11

            In November 1996, the Company and Wellspring filed the Plan with the Bankruptcy Court which set forth a plan for repaying or otherwise compensating the Company's creditors in order of the relative seniority of their respective claims while seeking to maintain the Company as a going concern. On July 18, 1997, the Plan was approved by the requisite number of creditors in each class and confirmed by the Bankruptcy Court. The Plan became effective and the Company emerged from bankruptcy on the Effective Date.

            The Plan provided, among other things, for (i) the payment in full of certain administrative claims against the Company (those claims which arose after the Petition Date), (ii) conversion of substantially all of the Company's pre-petition liabilities subject to compromise (excluding taxes payable, lease assumption payments and certain other pre-petition liabilities permitted under the Plan) to equity interests in the Company, and (iii) cancellation of all of the pre-petition equity interests in the Company, all as more fully described in the Plan.

           In connection with its emergence from Chapter 11, the Company issued $15.0 million in convertible preferred stock, par value $0.01 per share (the "Convertible Preferred Stock") to an entity controlled by the Wafra Investment Advisory Group, Inc. and offered and sold units (the "Units") consisting of $85.0 million aggregate principal amount of 13 1/2% Senior Secured Notes due 2002 (the "Private Notes") exchangeable into 13 1/2% Senior Secured Notes due 2002 (the "Exchange Notes" and together with the Private Notes, the "Notes") and warrants (the "Warrants") to purchase shares of the Company's New Common Stock (as defined) at an exercise price $0.01 per share. The net proceeds of the offering of each of the Convertible Preferred Stock and the Units were approximately $93.8 million. Of the net proceeds, the Company (i) used approximately $45.5 million to repay all outstanding borrowings under the DIP Facilities and pay certain other bankruptcy-related claims and expenses, (ii) used approximately $21.6 million to purchase a portfolio of securities, consisting of U.S. Treasury Securities, that were placed into an account (the "Escrowed Interest Account") and pledged as security for the scheduled interest payments on the Private Notes and the Exchange Notes through August 1, 1999 and (iii) will use approximately $26.7 million to finance capital expenditures, for working capital and for general corporate purposes. The Company acquired no businesses in 1997 after the Effective Date.

BUSINESS CONCEPT

            The Company's FunCenters are designed to offer children two to 12 years old a unique entertainment experience while meeting their parents' needs for value and convenience. FunCenters are generally located in strip shopping centers and, to a lesser extent, in shopping malls, and currently include the following features: (i) "soft play" zones consisting of a series of tubes, slides, ball bins, climbing mountains, air and water trampolines, obstacle courses, ramps and other devices for crawling, jumping, running, swinging and climbing, all of which have been designed and constructed with an emphasis on safety; (ii) "game zones" consisting of games that award tickets redeemable for prizes; (iii) food and beverage operations; and (iv) party rooms for birthdays and other group events. The Company believes it is well positioned to capitalize on a variety of favorable demographics in its customer base, including projected growth over the next fifteen years in the population of children under the age of 13, which management expects will lead to increased spending on children's leisure activities. Management estimates that in 1996 DZ hosted over 21 million visits by children and adults in the 206 FunCenters.

INDUSTRY OVERVIEW

DEMOGRAPHICS

           There are more than 54 million children under the age of 13, with approximately 35 million children between the ages of five and 13. "Baby Boomer" families (parents born between 1946 and 1965) are expected to contribute to an increase in DZ's target market over the next four years; by the year 2000, there are expected to be approximately 55 million children under the age of 13, including approximately 36 million between the age of five and 13 (representing annualized growth rates of approximately 0.2% and 0.4%, respectively).

                          U.S. POPULATION BY AGE GROUP
                                 (IN THOUSANDS)

                   UNDER 5          5-13          TOTAL UNDER 13
                   -------          ----          --------------
      1995         19,591          34,384             53,975
      2000         18,987          36,043             55,030
      2005         19,127          35,850             54,977
      2010         20,012          35,605             55,617

------------------
Source: Mid-range of U.S. Bureau of the Census estimates.

           Management believes that the Baby Boomer parents of these children are entering their peak earning years, which it expects to lead to increased spending on children over the next decade.

COMPETITION

           The Company competes against a wide variety of concepts vying for family leisure time and entertainment spending. These competing concepts encompass a broad spectrum of entertainment opportunities, including family entertainment centers, theme parks, movie theaters and other in-home and out-of-out of home entertainment activities. DZ is part of the children's entertainment center segment of the industry, which includes admissions-based, or pay-for-play, recreational and soft play centers that target children ages two to 12. The pay-for-play children's entertainment center industry is highly fragmented and consists largely of local "mom and pop" stores, small regional chains and local non-profit organizations that provide pay-for-play indoor soft play facilities. The Company believes that it pioneered this concept when it built its first FunCenter in 1989. While several national competitors, such as Leaps and Bounds, subsequently emerged, the Company purchased many such competitors in an attempt to consolidate the market. The Company's future revenues will depend to a significant extent upon its ability to respond to changes in consumer tastes. The performance of individual FunCenters may be affected by a variety of local factors such as the location of competing facilities, labor and employee benefit costs and the availability of experienced management and hourly employees.

           New competitors may include The Walt Disney Company (which has a family entertainment concept in one location and has announced plans to open additional store locations). DZ also competes to some extent against certain children's themed restaurant chains, which provide ancillary entertainment offerings and merchandise in addition to food and do not charge admission fees. Such competitors include ShowBiz Pizza Time, Inc., the operator and franchiser of approximately 300 "Chuck E. Cheese" restaurants in the United States, and, to a lesser extent, certain McDonald's franchisees, which operate indoor playgrounds at a number of locations. These restaurants differ from DZ in that they do not charge for admission and are focused on food as their primary attraction and source of revenue. Certain of these competitors have longer operating histories, substantially greater name recognition and/or more extensive financial, technical, marketing, sales and distribution resources.

           To a more limited extent, the Company competes against indoor/outdoor family entertainment centers, theme parks and other themed restaurant chains. Such entertainment centers offer an entertainment experience centered around attractions such as miniature golf, water rides, go-carts and video arcade games. Theme parks provide a variety of thrill rides, redemption games and other entertainment attractions. Such facilities generally require more travel and have higher prices than FunCenters. Themed restaurants have grown in popularity in recent years and include chains such as Planet Hollywood and Rainforest Cafe. The generally older and/or broader age group focus of each of these concepts and the differing nature of their product offerings limit the extent to which they compete against the Company.


BUSINESS STRATEGY AND TURNAROUND PLAN

           Wellspring is a private investment firm focused on identifying, acquiring and turning around underperforming companies. Wellspring has recruited a new senior management team at DZ led by Scott W. Bernstein, who joined Wellspring in June 1996 to assist with formulation of the Plan of Realization and became President and Chief Executive Officer of the Company in December 1996. Mr. Bernstein has extensive experience in the family entertainment business, having served most recently as President of Six Flags' Northeast operations, where he led a turnaround of the Six Flags Great Adventure theme park in New Jersey.

           Wellspring and Mr. Bernstein have recruited two new senior managers to the Company, Sharon Rothstein and Robert Rooney. Ms. Rothstein joined the Company March 24, 1997 as Senior Vice President of Marketing and Entertainment. Ms. Rothstein is a marketing executive with thirteen years' experience in the consumer packaged goods business, most recently serving as Vice President, New Business for the National Biscuit Company ("Nabisco"). In this capacity, Ms. Rothstein was responsible for developing new long-term business strategies in addition to overseeing all licensing and future marketing efforts. Her accomplishments at Nabisco included the development of the Oreo and Kids revitalization plan, the planning of the "Breakfast Snacks" initiative and the launch of the Snackwell brand, for which she was awarded Advertising Age's Top 100 Marketers award.

           Mr. Rooney joined the Company in December 1996 and was elected Senior Vice President -- Chief Financial and Administrative Officer in February 1997. He has 11 years' experience as a senior finance executive, having most recently served as Senior Vice President and Chief Financial Officer of Victory Capital LLC, a venture capital group (formerly known as Forschner Enterprises, Inc.) and as Managing Director and Chief Financial Officer of The Signature Group, a merchant banking group specializing in restructuring over-leveraged real estate. Mr. Rooney also served as Senior Vice President, Chief Financial Officer and Treasurer of Imagine Films Entertainment, Inc., a publicly held film and television production company, from December 1986 through December 1989, and prior to that time had nine years of audit experience at Ernst & Young.

            Wellspring and the new management team believe that the Company has not historically fulfilled its potential. The Company was established in 1989 and, in order to capitalize on significant market demand for its FunCenter concept, expanded from 28 locations in 1991 to 336 locations by the end of 1995. As a result of the Company's leading market position, widespread consumer acceptance of the FunCenter concept and strong industry growth dynamics, the Company achieved a peak equity market capitalization of approximately $1.3 billion in September 1993. However, in its rush to accelerate revenue growth, the Company incurred substantial indebtedness, entered into many above-market leases, opened and acquired stores that diverted sales from existing sites, acquired stores without demonstrated market penetration and failed to update its product. The Company's rapid expansion resulted in a loss of control over costs and quality at the store and corporate levels, which diminished the level of customer service, reduced store operating margins and caused selling, general and administrative expenses to increase dramatically.

           Wellspring and the new management team developed a new business strategy which is reflected in the turnaround plan described below (the "Turnaround Plan"). The Turnaround Plan seeks to: (i) restore the Company's core business through continued expense reductions; (ii) revitalize and reposition the DZ brand name through new in-store programs and additional entertainment activities, combined with a refocused marketing strategy; and
(iii) manage the Company's growth through controlled development of new FunCenters.

           BUSINESS STRATEGY

           The Company believes that it has significant potential to enhance profitability and increase attendance by executing a business strategy that exploits favorable industry demographics and positive Company attributes that were not capitalized on by prior management.

           FAVORABLE DEMOGRAPHICS. Management expects that favorable demographics relating to the Company's target customer base should positively impact the Company's business over the next fifteen years. There are currently more than 54 million children under the age of 13, a number projected to increase by the year 2000 as "Baby Boomer" families contribute to an increase in DZ's target market. In addition, the Company believes that there is a continuing trend toward increased spending on leisure activities, especially spending on children.

           STRONG BRAND RECOGNITION AND CONTINUED POPULARITY OF THE DZ CONCEPT. DZ remains a highly recognized brand name with significant market appeal, with approximately 21 million visits in 1996 at the Company's 206 remaining FunCenters. As more fully described herein, a survey by the Gallup Organization of consumers in the Company's target demographic groups revealed that the Company's total brand awareness is 95%. In addition, a survey by Kids Research Unlimited in 1996 revealed that 56% of children surveyed between ages five and 11 preferred playing at DZ as compared to playing video games (32%) and watching television (12%). This survey also revealed that DZ remains the children's "favorite indoor play place" and the preferred site for their next birthday party, in each case among directly competing indoor play concepts.

           LEADING NATIONAL PRESENCE IN A HIGHLY FRAGMENTED MARKET. Due to the fragmented nature of the pay-for-play children's entertainment industry and the strength of the DZ brand name, the Company believes that it is uniquely positioned to become a cross-promotional platform for strategic alliances with children's entertainment and consumer product companies.

           SIGNIFICANT OPERATING LEVERAGE AND OPPORTUNITIES FOR PROFIT IMPROVEMENT. Because the Company's cost structure includes a high proportion of fixed costs (such as rent, utilities and core staffing requirements) relative to variable costs, each incremental customer visit contributes disproportionately to a FunCenter's operating profit. As more fully described below, the Company believes that it has identified a number of opportunities to increase attendance and take advantage of the operating leverage inherent in the business.

           TURNAROUND PLAN

           The Company has begun to implement the Turnaround Plan, which is designed to reduce costs, enhance core product offerings and reposition the Company from an operator of indoor playgrounds to the leading national provider of high quality children's indoor entertainment. This is expected to be accomplished primarily through:

          o    reducing costs at the store, regional and corporate levels;

          o improving the quality and consistency of the Company's existing core soft-play products, game zone products and its food and beverage operations;

          o adding a variety of entertainment activities and new attractions and renovating the FunCenters;

          o developing, both internally and through strategic partnerships with content providers, periodic story-line based entertainment experiences which complement the Company's traditional entertainment activities; and

          o introducing interactive parent-child play programs for the off-peak weekday period.

           Management believes that these strategic initiatives will serve to increase attendance, in-store spending and operating cash flow, although there can be no assurance that this will occur. By virtue of the national prominence of the DZ brand name, its leading market share position and its national network of FunCenters, management believes that the Company is well positioned within its industry to successfully implement this strategy and profitably expand a revised and rejuvenated DZ concept.

           The Company's business strategy is being implemented in three phases:
"Phase 1 -- Restore Core Business," "Phase 2 -Improve Product and
Reposition/Relaunch DZ Brand" and "Phase 3 -- Growth." Key elements of each phase of the Turnaround Plan are as follows:

                     PHASE 1 -- RESTORE CORE BUSINESS. The Company has implemented a broad cost-reduction program to rationalize its expenses relative to revenues and to increase efficiency. The four key components of this program are:

                               o CLOSE UNDERPERFORMING FUNCENTERS. In connection
                     with the Company's reorganization, the Company has closed or sold 130 underperforming stores that were largely unprofitable and were unlikely to contribute to the Company's profitability. Most of these locations had above-market rents, were in markets that already had one or more profitable FunCenters or were poorly located.

                               o REDUCE OVERHEAD EXPENSES. New management has
                     implemented a variety of cost reduction initiatives to reduce annual selling, general and administrative expenses, including: (i) a substantial reduction in the Company's corporate and regional management; (ii) a reduction in expenditures for corporate support functions; and (iii) elimination of expenses related to certain discontinued operations.

                               o INCREASE FUNCENTER OPERATING MARGINS. The
                     Company has initiated programs which it believes will result in significant annual cost savings, based on changes in labor planning, food and beverage operations, birthday party reservations and renegotiated store lease terms.

                     PHASE 2 -- IMPROVE PRODUCT AND REPOSITION/RELAUNCH DZ BRAND. Management is currently implementing the following programs designed to increase attendance and in-store spending:

                               O IMPLEMENT MANAGEMENT INCENTIVE PLANS.
                     Historically, the Company's FunCenter and regional managers operated without goals, accountability or incentive-based compensation plans. To support the Turnaround Plan and to create a stronger sense of ownership and accountability, management has established an incentive-based compensation plan tied to EBITDA and service quality measures.

                               o UPGRADE AND EXPAND PRODUCTS. The Company plans
                     to selectively undertake initiatives to improve and supplement existing products, enhance food and beverage offerings through the introduction of branded products and upgrade and broaden the appeal of its games. The Company expects to invest approximately $20-$25 million by the end of 1998 to add new attractions, improve the appearance of its FunCenters, enhance the quality and consistency of its core soft-play and games products, add periodic theme-based attractions and promotional activities to enhance the entertainment experience of its customers and expand weekday programming.
                               During the fourth quarter of 1997, the Company
                     began a FunCenter renovation program, pursuant to which the Company expects to renovate substantially all of its FunCenters, broaden their entertainment offerings, upgrade their facilities and give them a "new look" consistent with its brand repositioning (see below). The Company expects to have approximately 60% of the FunCenters renovated by the end of January 1998, including the addition of designated areas for laser tag, arts and crafts, stage events and promotional activities.

                               In April and June 1997, the Company entered into
                     marketing and product agreements with Pizza Hut and Pepsi to provide joint promotions and increase the appeal and quality of its food service. Approximately 80% of the FunCenters are expected to be converted to permit the sale of Pizza Hut menu items by the end of January 1998.

                               o IMPLEMENT NEW MARKETING STRATEGY. Management
                     has developed a new marketing strategy based on the following key components:

                                          --REPOSITION/RELAUNCH "NEW DZ" BRAND.
                               Building on its new and revamped product offerings, the Company intends to launch the "New DZ" brand through a new advertising campaign.

                                          --REORIENT MARKETING TO REGIONAL/LOCAL
                               FOCUS. The Company has begun to reorient its marketing efforts to focus on local and regional marketing and advertising programs with a national "overlay." To complement this focus, management plans to establish cross-promotional alliances with local and regional businesses, such as supermarkets, convenience stores and malls, as well as national retailers.

                                          --FORM STRATEGIC MARKETING
                               PARTNERSHIPS. Management intends to establish strategic marketing and product relationships with children's entertainment and consumer product companies such as its relationships with Pepsi and Pizza Hut to take advantage of joint marketing and cross-promotional opportunities.

                               Due to DZ's national market presence and the
                     strength of its brand name, the Company believes that it is well positioned to act as a platform for future promotional and product "tie-ins" with children's entertainment and consumer product companies. The Company believes such alliances will provide significant competitive advantages in the form of marketing support and theme-based promotions to periodically refresh its product offerings and stimulate repeat customer visits on a cost-effective basis.

                               In keeping with this strategy, the Company has
                     begun negotiations with a number of possible promotional partners, including toy, television, film, media and consumer product companies and, to date, has entered into arrangements with Hasbro, Sony Entertainment, New Line Cinema, the Hearst Corporation, the National Hockey League, CCM, Worldwide Wrestling Federation and the Nabisco Foods Group, for a variety of promotional programs and activities.

                               o INTRODUCE WEEKDAY PROGRAMS. The Company intends
                     to increase revenue by better utilizing DZ's facilities during weekdays. The Company has developed interactive parent-child play programs for preschoolers, which include tumbling, climbing, exercising and singing. These products are being offered under the "Discovery Zone University" and "DZU" brand names.

                               Twenty-five FunCenters began offering these new
                     weekday programs in September 1997 and twenty-seven additional FunCenters began offering these programs in January 1998. In the future, the Company expects to consider expanding these programs to include after school programs for older children.

                     PHASE 3 -- GROWTH. Upon the restoration of DZ's core business and the repositioning of its brand image, management expects to commence a controlled expansion program to develop new FunCenters.

CURRENT FUNCENTER OPERATIONS

           The current FunCenters are indoor pay-for-play entertainment centers for children. In keeping with its philosophy of attracting younger children, patrons must be 12 years of age or younger, and be accompanied by an adult, to be admitted to a FunCenter. Adults are not permitted entry without a child. Discovery Zone encourages the participation of parents and other accompanying adults, and the play equipment is constructed to allow them to play along with their children.

           A typical FunCenter is approximately 12,000 to 17,000 square feet and contains the following special features:

                     o A play zone which averages approximately 3,500-4,000 square feet, referred to as the "Mega Zone," composed of a series of tubes, slides, ball bins, climbing mountains, air and water trampolines, obstacle courses, ramps, stairs and other devices for crawling, jumping, running, swinging and climbing.

                     o A separate "Mini Zone" for toddlers which averages approximately 1,000-1,500 square feet and contains many of the same features as the Mega Zone, but on a smaller scale. Access to the Mini Zone is limited to children under a certain height, which provides younger and smaller children their own, less boisterous play area.

                     o An open play area, referred to as the "Starter Zone," with a mini-ball bin, colorful cushions and toys for infants and very small toddlers.

                     o Food and beverage operations which, in most cases, feature a selection of Pizza Hut menu items and Pepsi beverage products.

                     o A game zone, featuring activities and games for which children are awarded tickets for successful play. These tickets can be redeemed for a variety of small toys and prizes. FunCenters typically do not have conventional video game machines, distinguishing them from most other child-oriented entertainment facilities.

                     o Several party rooms, which can be reserved for birthdays or other group events. FunCenters offer a variety of packages that combine a celebration in the party room, including cake and other food and beverage services, with access to the Mega and Mini Zones and tokens for use in the game zone for each child attending the party.

                     o A redemption counter where awards for games, as well as Discovery Zone apparel, toys and other products are sold.

           DZ currently targets children 12-years old and younger, with the highest concentration of visitors being one to eight years old. The FunCenters are designed and constructed with an emphasis on safety and security. Each customer is given a name tag for identification purposes and to promote interaction with FunCenter staff. At each FunCenter, an identification bracelet is also attached to each child and matched at the exit with an identical bracelet given to the accompanying adult. In addition, the entrance and exit at FunCenters are strategically positioned and monitored for security purposes. At all FunCenters, play area equipment is equipped with protective cushions and padding, and "coaches" are available to assist children through play activities. All FunCenters prohibit smoking and maintain a high standard of cleanliness.

           FunCenters charge a general admission fee for each child, with prices, since the Effective Date, ranging from $4.99 to $7.99, depending on location. The Company also offers discounted admission fees for groups and birthday parties. Adults accompanying children are admitted without charge. Typical hours of operation for FunCenters are 11:00 a.m. to 7:00 p.m., Sunday to Thursday, and 10:00 a.m. to 9:00 p.m. on Friday and Saturday. DZ generates most of its weekly revenue on weekends.

TRADEMARKS AND SERVICE MARKS

           The names "Discovery Zone," "DZ" and the Company's logo are registered trademarks and service marks in the United States for a variety of goods and services offered at the FunCenters. The Company has registered and/or is in the process of registering its names and/or logo in the following foreign countries: Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, South Korea, Spain and the United Kingdom. The Company considers these intellectual property rights material to its business and actively defends and enforces them.

INSURANCE

           The Company carries customary insurance coverages, including primary commercial liability insurance with limits of $1 million per occurrence and $2 million in the aggregate, and umbrella and excess policies aggregating $100 million per occurrence and in the aggregate, which policies are available after the Company has paid or become legally obligated to pay $100,000 or $250,000 per claim, depending upon the policy year. The Company believes that it carries adequate insurance coverage for its business activities. However, there can be no assurance that such coverage will prove to be adequate or will continue to be available to the Company, and, in the event that such coverage proves to be inadequate, such event may have a material adverse effect on the financial condition or results of operations of the Company. Claims paid to date have been within amounts accrued by the Company using historical data based on prior experience. When the Company's aggregate indemnity and expense amounts in any policy year exceed an aggregate of $2.5 million, the Company's trailing self-insured retention is reduced to $10,000 or $25,000 per occurrence, depending upon the policy year.

REGULATION

           The Company is subject to various federal, state and local laws and regulations affecting operations, including those relating to the use of video and arcade games, the preparation and sale of food and beverages and those relating to building and zoning requirements. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Difficulties or failures in obtaining required licenses or other regulatory approvals could delay or prevent the opening of a new FunCenter, and the suspension of, or inability to renew, a license or permit could interrupt operations at an existing FunCenter.

EMPLOYEES

           At September 30, 1997, the Company had approximately 5,950 full and part-time employees, including those employed at its corporate headquarters, regional offices and Company-owned FunCenters. A typical Discovery Zone FunCenter has a staff of between 20 and 40 employees, including managers, counter attendants, coaches, party hosts and a reservationist, most of whom are part-time. The Company's employees are not represented by any labor union or covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

                               ITEM 2. PROPERTIES

           The Company currently operates 206 FunCenters in 39 states, Canada and Puerto Rico. The Company also operates two Block Party stores. Pursuant to the Plan, the Company terminated the franchise agreements related to seven franchised FunCenters. These stores continue to operate using the Company's trademarks pending completion of alternative operating arrangements with the franchisees. Approximately 80% of the Company's FunCenters are located adjacent to, or are part of, major shopping centers or strip shopping centers with large parking capacity. The following chart shows a breakdown of DZ's FunCenters by location:



                                        NUMBER OF                                                              NUMBER OF
LOCATION                               FUNCENTERS                LOCATION                                     FUNCENTERS
--------                               ----------                --------                                     ----------
Alabama..........................           4                   New Jersey..........................            9
Arizona..........................           1                   New Mexico..........................            1
California.......................          20                   New York............................           16
Colorado.........................           4                   North Carolina......................            2
Connecticut......................           2                   Ohio................................           10
Delaware.........................           1                   Oklahoma............................            3
Florida..........................          11                   Oregon.............................             2
Georgia..........................           6                   Pennsylvania........................           10
Hawaii...........................           1                   Rhode Island........................            1
Idaho............................           1                   South Carolina......................            2
Illinois.........................           6                   Tennessee...........................            4
Indiana..........................           8                   Texas...............................           20
Iowa.............................           1                   Utah................................            1
Kansas...........................           2                   Virginia............................            8
Kentucky.........................           2                   Washington..........................            2
Louisiana........................           4                   Wisconsin...........................            5
                                                                                                              ---
Maryland.........................           6                   Total United States.................          198
Massachusetts....................           8                   Canada..............................            5
Michigan.........................           5                   Puerto Rico.........................            3
                                                                                                              ---
Minnesota........................           2
Mississippi......................           1                   Total...............................          206
                                                                                                              ===
Missouri.........................           5                   The Block Party Stores are located in
                                                                 Indiana and New Mexico.
Nevada...........................           1


           Fourteen of the sites on which the FunCenters operate are owned by the Company and are subject to mortgages and security interests held by McDonald's (the McDonald's Rent Deferral Secured Notes and the McDonald's Note). The Company currently leases all but one of the remaining sites of the FunCenters. The Company believes that it could find alternative space at competitive market rates if it were unable to renew the lease on any of the sites of the Company-owned FunCenters. If the Company deems it advantageous to do so, it may from time to time in the future purchase real estate for sites for the construction of new FunCenters. The Company currently holds four parcels of undeveloped land which it intends to sell, of which three secure the McDonald's Note and McDonald's Rent Deferral Secured Notes.

           The Company currently subleases approximately 30,000 square feet of office space from Blockbuster (the "Blockbuster Space") at an annual cost of approximately $600,000. A division of Blockbuster currently occupies approximately 7,500 square feet of this space, thereby mitigating a portion of the Company's cost. Blockbuster has informed the Company that it plans to relocate and will terminate its lease no later than June 30, 1998. Pursuant to an agreement with Viacom and Blockbuster, Blockbuster has agreed to allow the Company to remain in such space on a month-to-month basis through June 30, 1998. The Company plans to move from the Blockbuster Space in January 1998.

           The Company entered into a lease, commencing October 1, 1997, for approximately 10,000 square feet of office space in the Plantation, Florida area to house its finance, purchasing, MIS and other administrative functions. On October 31, 1997, the Company entered into a sublease for approximately 6,500 square feet of office space for its executive offices in Elmsford, New York.

           The Company's executive offices are located at 565 Taxter Road, Fifth Floor, Elmsford, New York 10523 and its telephone number is (914) 345-4500.


                            ITEM 3. LEGAL PROCEEDINGS


           Substantially all of the claims against the Company relating to pre-petition causes of action were discharged on the Effective Date.

           The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of the Company, any liability that may be incurred upon the resolution of certain claims and lawsuits in which the Company is involved at this time will not, in the aggregate, exceed the limits of the Company's insurance policies or otherwise have a material adverse effect upon the financial condition or results of operations of the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to the Company's security holders either during the fourth quarter of 1996 or during 1997.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock began trading on the Nasdaq National Market on June 4, 1993. Prior to that date, there was no public market for the Common Stock. On May 22, 1996, the Common Stock was delisted from the Nasdaq National Market. The following table sets forth the high and low prices of the Common Stock as quoted on the Nasdaq National Market for the periods indicated:

                                                    HIGH            LOW

1996

    First Quarter..................................$3 7/8          $   1/2

1995

    First Quarter..................................$12 3/8         $6 3/4
    Second Quarter.................................$12 1/4         $8 1/2
    Third Quarter..................................$10             $4 1/8
    Fourth Quarter.................................$5 6/8          $2 1/2

            At December 31, 1996, there were approximately 1,270 record holders of the Common Stock. The Company did not pay any dividends on its Common Stock in 1996 or in 1997. Pursuant to the Plan, all of the Company's Common Stock was cancelled. In connection with the Company's emergence from Chapter 11, the

Company issued new common stock, par value $0.01 per share (the "New Common Stock") and warrants to purchase shares of New Common Stock at an exercise price of $17.55 per share (the "Ten Year Warrants"). In addition, in offerings closing on or about the Effective Date, the Company issued the Convertible Preferred Stock and offered and sold the Units. Each of the New Common Stock, the Ten Year Warrants, the Convertible Preferred Stock and the Warrants is described in Note 21 to the Consolidated Financial Statements below.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AND LOCATION
DATA)




                                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------
                                                          1992         1993         1994           1995           1996
                                                          ----         ----         ----           ----           ----
                                                                             (DOLLARS IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:
     Total revenue ...................................  $19,593      $61,585      $180,573     $ 259,490       $ 181,725
     Cost of goods sold...............................    5,696       15,131        36,858        50,227          34,276
     Store operating expenses(l)(2)(3)................    6,331       32,010        97,631       185,587         140,486
     Selling, general and administrative
         expenses(2)                                      8,750        6,300        36,451        58,201          40,779
     Depreciation and amortization....................      976        4,670        16,183        31,972          21,876
     Restructuring and other charges..................    2,486         --          14,024       372,160              --
                                                        -------      -------      --------     ---------       ---------
     Operating income (loss)..........................   (4,586)       3,474       (20,574)     (438,657)        (55,692)
     Interest expense.................................     (489)      (1,667)       (5,137)      (12,226)         (6,277)
     Other income (expense), net......................      103        1,499         2,331           476            (580)
     Minority interest................................       --           --           256         5,162              --
     Reorganization costs.............................       --           --            --            --          21,285
                                                        -------      -------      --------      ---------      ----------
     Income (loss) before income tax, and
         cumulative effect of change in accounting
         method.......................................   (4,969)       3,306       (23,124)     (445,245)        (83,834)
     Income tax provision (benefit)...................       --           --        (4,000)        4,000              --
     Cumulative effect of change in
         accounting method............................       --           --         5,773            --              --
                                                        -------      -------      --------      ---------       ---------
     Net income (loss) applicable to common
         shareholders.................................  $(4,969)      $3,306      $(24,897)    $(449,245)      $ (83,834)
                                                        =======      =======      ========     ==========      ==========
     Per common and common equivalent share:
         Income (loss) before cumulative effect of
            change in method of accounting...........   $ (0.14)      $ 0.08      $  (0.41)    $   (8.06)     $    (1.45)
         Cumulative effect of change in accounting
            method...................................        --           --         (0.12)           --              --
                                                        --------     -------      --------     ---------       ----------
         Net income (loss)...........................   $ (0.14)      $(0.08)     $  (0.53)    $   (8.06)        $ (1.45)
                                                        ========     =======      ========     =========       ==========
     Weighted average number of common and common
         equivalent shares outstanding...............    34,776       42,025        46,797        55,706          57,691
OTHER DATA:
     Cash provided by (used in) operations...........   $  (662)     $19,860      $ (4,481)    $ (59,103)      $ (39,888)
     Cash provided by (used in) investing activities.    (7,791)     (95,868)     (121,972)      (64,562)          3,805
     Cash provided by financing activities...........    15,786      185,496        16,162       121,729          33,460
                                                        -------      -------      --------     ---------       ---------
     Net cash flows..................................     7,333      109,488      (110,291)       (1,936)         (2,623)
     Capital expenditures............................     6,352       88,336       119,134        51,732           2,672
STORE DATA:
     Company owned stores at period-end(4)...........        19          111           318           321             212
     Franchised stores at period-end (5).............        38           57            29            15               7
                                                        -------      -------      --------     ---------       ----------
     Total stores at period-end......................        57          168           347           336             219
OPERATING RATIO:
     Ratio of earnings to fixed charges(6)...........        --          2.8            --            --              --


                                                                              AS OF DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                          1992        1993           1994          1995          1996 (7)
                                                          ----        ----           ----          ----          ----
                                                                            (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA:
      Cash and cash equivalents (unrestricted)........  $ 8,544     $118,176       $ 7,885        $5,949       $  3,326
      Restricted cash and investments.................      437           --            --            --             --
      Total assets ...................................   24,804      252,550       474,686       171,571        125,786
      Long-term debt, including current portion.......    5,557        2,728        18,400       113,404        350,072
      Total stockholders' equity (deficit)............   10,636       98,091       238,963      (180,173)      (263,572)



-------------------
(1) Excludes depreciation and amortization and certain unallocated expenses.

(2) Net of $22.2 million, $13.6 million and $200,000 of capitalized costs related to the Company's expansion for the years 1994, 1995 and 1996, respectively.

(3) For the year ended December 31, 1992, Store Operating Expenses are estimated for stores acquired under the pooling method.

(4) Includes the Block Party Stores.

(5) The Company currently receives no royalties from its franchised stores and rejected or terminated its arrangements with all franchises on or prior to the Effective Date.

(6) For purposes of this item, "fixed charges" represent interest, the interest element of rental expense, capitalized interest and amortization of debt issuance costs, and "earnings" represent income (loss) before income taxes, extraordinary items, cumulative effect of change in accounting method and fixed charges. Earnings were insufficient to cover Fixed Charges by $5.0 million, $24.1 million, $445.4 million and $83.8 million in each of 1992, 1994, 1995 and 1996, respectively.

(7) Includes certain claims and other liabilities totaling $344.1 million as of December 31, 1996, which were restricted or extinguished in connection with the Plan of Reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                  The Company believes that post 1997 growth in its revenues will eventually result from enhanced entertainment value provided by new product offerings, improvement in food and beverage offerings, increased utilization of FunCenters during weekdays and other off-peak times and, to a lesser extent, from the construction or acquisition of new FunCenters. The Company expects to renovate approximately 60% of its FunCenters and convert approximately 80% of its FunCenters to permit the sale of Pizza Hut menu items by the end of January 1998, and relaunch the brand during the first quarter of 1998. Management expects that as a result of these efforts, revenues will increase on a same store basis.

                  The Company's operating expenses at the store level consist primarily of food and beverage costs, the cost of game merchandise, labor costs, occupancy and maintenance expense. As a substantial portion of store operating expenses, including occupancy costs, facility maintenance and core staffing requirements are fixed, the Company has a high degree of operating leverage. The Company has reduced its rent expense through renegotiation of certain store leases and, since the Effective Date, has generated additional annual cost savings at the store level through cost management measures and improved financial controls implemented in connection with Phase 1 of the Turnaround Plan.

                  The Company's selling, general and administrative expenses include salaries, bankruptcy-related costs, corporate and regional management expenses and other administrative, promotional and advertising expenses. In connection with the Turnaround Plan, the Company expects to reduce its annual selling, general and administrative expenses in 1997 to a level which is approximately $20 million less than in 1996. Interest expense (including contractual interest on the Pre-petition Indebtedness (as defined below)) has declined substantially during the seven months ended July 31, 1997 from prior years as a result of the discharge or restructuring of substantially all of the Pre-petition Indebtedness in connection with the Plan of Reorganization.

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

           COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994.

                  REVENUE. Total revenue was $181.7 million, $259.5 million and $180.6 million in 1996, 1995 and 1994, respectively. The decrease of 30% in 1996 from 1995 resulted primarily from the decrease in the number of FunCenters in operation and a reduction in average sales per FunCenter. The decrease in average sales per FunCenter of approximately 17% was primarily due to disruptions in the business associated with the Company's bankruptcy filing, reduced and ineffective marketing programs in 1996 as compared to 1995, and a lack of new attractions at the FunCenters. The increase of 44% in total revenue from 1994 to 1995 resulted primarily from the increased number of FunCenters in operation during 1995.

                  COST OF GOODS SOLD. Cost of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales and the cost of equipment sold to franchisees, was $34.3 million, $50.2 million and $36.9 million in 1996, 1995 and 1994, respectively. As a percentage of total revenues, cost of goods sold was 19%, 19% and 20% in 1996, 1995 and 1994, respectively.

                  STORE OPERATING EXPENSE. Store operating expense, which consists primarily of compensation and benefits for FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $140.5 million, $185.6 million and $97.6 million in 1996, 1995 and 1994, respectively. As a percentage of total revenues, store operating expenses were 77%, 72% and 54% in 1996, 1995 and 1994, respectively. The increases as a percentage of total revenue for the periods presented were due largely to the Company's signing of above market leases and reduced oversight of store expenses in connection with the Company's aggressive expansion program. In addition, the Company experienced lower than anticipated revenue, particularly in 1996, due to disruptions in the business related to the Company's bankruptcy filing.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $40.8 million, $58.2 million and $36.5 million in 1996, 1995 and 1994, respectively. As a percentage of total revenues, selling, general and administrative expenses were 22%, 22% and 20% in 1996, 1995 and 1994, respectively. The decrease of 30% in 1996 from 1995 reflects the reduction in corporate staff, the elimination of regional offices and a general reduction in spending due to the reduction in the number of FunCenters. The increase of 59% in 1994 from 1995 reflects the increase in overhead expenses associated with the Company's expansion programs.

                  DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $21.9 million, $32.0 million and $16.2 million in 1996, 1995 and 1994, respectively. These changes resulted primarily from the overall changes in the number of Company-owned stores and in property and equipment subject to depreciation, which, in turn, resulted from the decrease in the number of FunCenters in 1996. In addition, the Company recorded increased goodwill amortization in 1995 related to goodwill recorded in connection with the acquisitions of businesses during 1994 and 1995. The carrying values of such goodwill was written off at the end of 1995, as described below, resulting in no goodwill amortization in 1996.

                  INTEREST EXPENSE. Interest expense, which primarily consisted of accrued interest on the outstanding LYONs, the Company's subordinated convertible debt, and borrowings under the Company's pre-petition credit facility, was $6.3 million, $12.2 million and $5.1 million in 1996, 1995 and 1994, respectively. The decrease of 48% in 1996 from 1995 resulted primarily from a suspension of interest payments under the Company's indebtedness obligations during the Company's reorganization under Chapter 11. Had these payments not been suspended, interest expense for 1996 would have been approximately $18.2 million. The increase in 1995 from 1994 was primarily the result of an increase in the average indebtedness under the Company's pre-petition revolving credit facility.

                  OTHER INCOME (EXPENSE), NET. The Company recorded other income (expense), including minority interest, net, of ($600,000), $5.6 million, and $2.6 million in 1996, 1995 and 1994, respectively. The decline in other income, net, is primarily attributable to a decrease in interest income associated with lower amounts of funds available for investment.

                  RESTRUCTURING AND OTHER CHARGES. In 1995, the Company incurred restructuring and other charges of $372.2 million, resulting primarily from a write-down of $306.2 million of intangibles, leasehold improvements and equipment in accordance with the implementation of SFAS No. 121. In 1995, the Company also recognized other charges relating to the reduction in the carrying values of certain assets. Such reductions were not materially different from the charges that would have resulted from the application of SFAS No. 121. Those charges, which totalled approximately $44.0 million, resulted primarily from the write-down of certain entertainment facility equipment and, to a lesser extent, from the write-down of property and equipment related to a relocation of the Company's headquarters. Additionally, because of an inability to terminate certain previously closed FunCenter leases on favorable terms, the Company recognized other charges of approximately $10.6 million related to the provision of additional lease commitment reserves. In connection with a change in management and relocation of its corporate headquarters, the Company also incurred certain restructuring costs, including employee termination benefits of approximately $7.9 million and facility lease termination costs of approximately $3.5 million. In connection with the Company's termination of approximately 300 management and administrative employees, the Company incurred an expense of $6.6 million in 1995. During 1994, the Company recognized other charges of $14.0 million relating to a writedown of property and equipment and a provision of lease commitment reserves resulting from the elimination of certain duplicative facilities.

                  REORGANIZATION COSTS. Reorganization costs of $21.3 million incurred by the Company in 1996 resulted from the Company's reorganization under Chapter 11. These costs included $7.1 million for professional fees and $8.9 million for losses on asset disposals.

                  EXTRAORDINARY ITEMS -- CHANGE IN METHOD OF ACCOUNTING. In 1994, the Company changed its method of accounting for certain pre-opening store costs. Previously, the Company capitalized all pre-opening costs, which included salaries and other direct costs of opening FunCenters, and amortized these costs over periods of up to two years. As a result of the acquisitions made in 1994, the Company changed its method of accounting to expense pre-opening costs when a FunCenter opens.

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

                  For the seven months ended July 31, 1997 and the two months ended September 30, 1997, the Company generated cash of $47,000 and used cash of $12.1 million, respectively, from operations before reorganization expenses. In 1995, the Company's operations used approximately $59.1 million of cash, which decreased in 1996 to a net cash use of $36.2 million before reorganization costs. This decrease can be attributed primarily to the Company's net losses and changes in working capital. The reduction in cash used by operations during the 1997 periods is primarily attributable to Phase 1 of the Company's Turnaround Plan.

                  The Company used approximately $26.7 received from the offering of the Private Notes and the Convertible Preferred Stock to finance capital expenditures, for working capital and for general corporate purposes. The Company expects to make approximately $20-$25 million in capital expenditures in the eighteen-month period following the Effective Date in connection with its capital improvement program under the Turnaround Plan. Following completion of certain programs which are expected to increase its operating cash flow under the Turnaround Plan, and subject to realizing such increase in operating cash flow, the Company also expects to use cash to build new FunCenters.

                  In 1995, the Company made capital expenditures of approximately $51.7 million related to the purchase of fixed assets for FunCenters, acquisitions of new FunCenters and the normal replacement of older equipment and property. During the Company's reorganization under Chapter 11, capital expenditures contracted significantly. As a result, 1996 capital expenditures declined to $2.7 million, related primarily to capital charges incurred in connection with the closing of certain underperforming FunCenters. The Company expects to use cash going forward primarily to finance capital expenditures and meet its limited working capital requirements. The Company expects to make approximately $20 million in capital expenditures during the fourth quarter of 1997 and the first quarter of 1998 in connection with its capital improvement program under the Turnaround Plan. The cash necessary to complete the Company's capital expenditure program has been and is expected to be provided by the proceeds from the sale of Private Notes and Convertible Preferred Stock, cash generated from operations and equipment financing. Should operating cash flow of existing FunCenters increase as a result of the Turnaround Plan, the Company also expects to use cash to build new FunCenters.

                  In connection with the Plan of Reorganization, a limited number of pre-petition obligations were restructured as obligations of the Company, including certain pre-petition tax claims, the McDonald's Note and the McDonald's Rent Deferral Secured Notes. In addition, pursuant to the Plan, the holders of the LYONs exchanged their LYONs for units consisting of New Common Stock and Ten Year Warrants.

                  While the Company's Private Notes contain restrictions on additional indebtedness, the Company is permitted to have outstanding up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations or purchase money obligations.

                  On September 30, 1997, the Company had an unrestricted cash balance of approximately $30.2 million. The Company also had $21.7 million in cash and investments in the Escrowed Interest Account on September 30, 1997, which amount is dedicated to making scheduled payments of interest on the Private Notes and the Exchange Notes through August 1, 1999. Subject to the successful execution of the Turnaround Plan, the Company believes that its existing capital resources will provide sufficient funds, for twelve months following the Exchange Offer, to finance the Company's operations in the ordinary course and to fund its capital expenditures and debt service requirements.

SEASONALITY

                  The Company's FunCenters typically experience seasonal fluctuations in their revenues, with generally higher revenues occurring in the first quarter of the year due to the fact that many of the Company's facilities are located in cold weather regions where children are unable to play outside during this time of year. In 1996, the Company's FunCenters generated 32% of their revenue in the first quarter versus 23%, 24% and 21% in the second, third and fourth quarters, respectively. These fluctuations in revenues are primarily influenced by the school year and the weather.

INCOME TAXES

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), issued in February 1992. This standard requires, among other things, the recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial reporting and income tax reporting bases for assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion of the deferred tax assets will not be realized. At December 31, 1996, the Company's deferred tax valuation allowance was equal to its net deferred tax assets because, in management's judgment, it is "more likely than not" that all of the net deferred tax assets will not be realized.

                  As a result of its reorganization under Chapter 11, the Company is treated as having experienced an ownership change. Accordingly, the Company was required to reduce its Net Operating Loss carryforwards ("NOL") as a result of the cancellation of indebtedness pursuant to the confirmation of the Plan. Thus, after emerging from Chapter 11, the Company's ability to offset income in each post-reorganization taxable year by its then remaining NOLs and built-in losses (including depreciation and amortization deductions of any portion of the Company's basis in assets with built-in-losses) will be limited to an amount not to exceed the aggregate value of the Company's common stock immediately before the change in control (taking into account in such calculation, however, any increase in value resulting from any surrender or cancellation of creditors' claims in connection with the Plan of Reorganization) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service.

                  As of July 31, 1997, the Company estimates that it had available approximatley $160.0 million of NOLs, the availability of which may be limited as provided above.

CHANGES IN METHOD OF ACCOUNTING

                  The effects of the Company's reorganization under Chapter 11 have been accounted for in the Company's financial statements using the principles required by the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("Fresh Start Accounting"). Pursuant to such principles, the Company's assets and liabilities have been restated at "reorganization value," which is defined as the value of the entity before considering liabilities on a going-concern basis following the reorganization and approximates the amount a willing buyer would pay for the assets of the Company immediately after the reorganization. The reorganization value for the Company has been determined by reference to liabilities remaining after the Effective Date plus the estimated value of total stockholders' equity of the outstanding shares of the New Common Stock. The reorganization value of the Company has been allocated to the assets of the Company in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, Business Combinations, for transactions reported on the basis of the purchase method of accounting. In this allocation, identifiable assets have been valued at estimated fair values, and excess reorganization value has been recorded as "reorganization value in excess of amounts allocated to identifiable assets" (a long-term intangible asset similar to "goodwill").

                  In 1995, the Company adopted Statement of Financial
Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), which was issued in March 1995. This Statement requires that long-lived assets and certain identifiable intangibles be held and used by an entity and be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, this Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of their carrying amount or fair value less cost to sell.

                  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued by the Financial Accounting Standards Board ("FASB"), became effective January 1, 1996. The new standard defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," (APB Opinion 25) but are required to disclose in a note to the consolidated financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting. The Company applies APB Opinion 25 and Related Interpretations in Accounting for its employee stock-based transactions and has complied with the disclosure requirements of SFAS No. 123 where material.

                  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," which are effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under Accounting Principles Board No. 15, "Earnings Per Share," by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosing information about an entity's capital structure. The Company plans to adopt SFAS No. 128 and SFAS No. 129 in 1997 and expects no material impact to the Company's EPS calculation or disclosure information.

                  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rule requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 in 1998 and expects no material impact to the Company's financial statement presentation.

                  Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and amends SFAS No. 94, "Consolidation of all Majority-Owned Subsidiaries." This statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently presented and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in 1998 with impact only to the Company's disclosure information and not its results of operation.

                  In the third quarter of 1994, the Company changed its method of accounting for certain pre-opening costs. Previously, the Company capitalized all pre-opening costs, which included salaries and other direct costs of opening a facility, and amortized those costs over periods of up to two years. As a result of the acquisitions of Leaps and Bounds and the Blockbuster Entities, and the considerable growth of the Company during 1994, the Company now expenses pre-opening costs when a facility opens.

IMPACT OF YEAR 2000

                  The Company's computer programs were written using two digits rather than four to define the applicable year. As a result, they recognize a date using "00" as the year 1900 rather than the year 2000. If not changed by January 1, 2000, certain programs may not be able to function or there could be system failures.

                  The Company has made a preliminary assessment of this situation and has concluded that it will have to modify or replace certain portions of its software so that the Company's computer systems will function properly with respect to dates in the year 2000 and after. Certain software used by the Company is licensed from third party vendors who have planned releases addressing this issue. Other software has been internally generated by the Company.

                  The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications are not made, or are not completed timely, the year 2000 issue may have an impact on the Company's ability to operate. The Company does not believe that the costs of addressing this issue will be material to the Company's operations.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Certified Public Accountants for the year ended
               December 31, 1996............................................ 22

Report of Independent Certified Public Accountants for the year ended
               December 31, 1995............................................ 23

Report of Independent Public Accountants for the year ended
               December 31, 1994............................................ 24

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996........................... 25

Consolidated Balance Sheets as of December 31, 1996 and 1995................ 27

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996........................... 28

Consolidated Statements of Equity (Deficit) for each of the three years in the period ended December 31, 1996.................. 30

Notes to Consolidated Financial Statements.................................. 31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Discovery Zone, Inc.
(Debtor-In-Possession)

          We have audited the accompanying consolidated balance sheet of Discovery Zone, Inc. and subsidiaries (Debtor-In-Possession) (the Company) as of December 31, 1996, and the related consolidated statements of operations, deficit and cash flows for the year then ended. Our audit also included the financial statement schedule for 1996 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Zone, Inc. and subsidiaries (Debtor-In-Possession) at December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, on March 25, 1996, the Company filed a petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code. The Company's recent history of operating losses, together with the uncertainties inherent in the bankruptcy process, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in
Note 16. The Company's ability to continue as a going concern is dependent upon acceptance of the plan of reorganization discussed in Note 16 by the United States Bankruptcy Court and the Company's creditors, securing on-going debtor-in-possession or additional exit financing, compliance with all debt covenants under the existing debtor-in-possession financing, and the success of future operations. The ultimate outcome of these matters is not presently determinable. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP

West Palm Beach, Florida
April 2, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Discovery Zone, Inc.

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Discovery Zone, Inc. and its subsidiaries (the "Company") at December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 2, 13 and 16 (this Note is not included in the current financial statements) to the financial statements, the Company has suffered increasing operating cash flow losses, is in default of certain indebtedness and has on March 25, 1996 filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16 (this Note is not included in the current financial statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          As discussed in Note 3 to the financial statements, in 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF".

PRICE WATERHOUSE LLP

Miami, Florida
April 13, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Discovery Zone, Inc.:

          We have audited the accompanying consolidated statements of operations, equity and cash flows of DISCOVERY ZONE, INC. (a Delaware corporation) AND SUBSIDIARIES for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Discovery Zone, Inc. and Subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

          As explained in Note 20 to the financial statements, effective January 1, 1994, the Company changed its method of accounting for preopening costs.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP

Chicago, Illinois,
March 21, 1995 (except with respect
to the Company's bankruptcy filing
discussed in Note 1 as to which the
date is March 25, 1996).

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                         --------------------------------------------------
                                                         1996                  1995                   1994
                                                         ----                  ----                   ----
REVENUE:
Company location sales...................              $181,699              $257,839               $162,792
Franchise-related revenue................                    26                 1,651                 17,781
                                                       --------              --------               --------
      Total revenue......................               181,725               259,490                180,573

COST OF GOODS SOLD.......................                34,276                50,227                 36,858
STORE OPERATING EXPENSES.................               140,486               185,587                 97,631
SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSE ...........................                40,779                58,201                 36,451
DEPRECIATION AND AMORTIZATION............                21,876                31,972                 16,183
OTHER CHARGES............................                    --               360,803                 14,024
RESTRUCTURING COSTS......................                    --                11,357                     --
                                                       --------            ----------              ---------
OPERATING LOSS...........................              (55,692)             (438,657)               (20,574)
OTHER INCOME (EXPENSES):
      Interest expense (contractual
          interest $18,177 in 1996)......               (6,277)              (12,226)                (5,137)
      Interest income....................                    --                   323                  2,004
      Minority interest..................                    --                 5,162                    256
      Other, net.........................                 (580)                   153                    327
                                                       --------            ----------              ---------
          Total other expense, net.......               (6,857)               (6,588)                (2,550)
                                                       --------            ----------              ---------
LOSS BEFORE REORGANIZATION COSTS,
      INCOME TAX ........................
PROVISION (BENEFIT) AND CUMULATIVE
      EFFECT OF CHANGE IN METHOD OF
      ACCOUNTING.........................              (62,549)             (445,245)               (23,124)

REORGANIZATION COSTS:
      Professional fees..................               (7,076)                   --                     --
      Loss on asset disposals............               (8,867)                   --                     --
      Other, net.........................               (5,342)                   --                     --
                                                       -------             ----------              ----------
      Total reorganization costs.........              (21,285)                   --                     --
                                                       -------             ----------              ----------
LOSS BEFORE INCOME TAX PROVISION
     (BENEFIT) AND CUMULATIVE EFFECT OF
     CHANGE IN METHOD OF ACCOUNTING......              (83,834)             (445,245)               (23,124)
INCOME TAX PROVISION (BENEFIT)...........                   --                 4,000                 (4,000)
                                                       -------             ----------              ---------
LOSS BEFORE CUMULATIVE EFFECT OF
     CHANGE IN METHOD OF ACCOUNTING......              (83,834)             (449,245)               (19,124)
CUMULATIVE EFFECT ON PRIOR YEARS OF
     CHANGE IN METHOD OF ACCOUNTING......                   --                    --                  5,773
                                                      --------             ---------              ---------
NET LOSS.................................             $(83,834)            $(449,245)             $ (24,897)
                                                      ========             =========              =========
Loss before cumulative effect of
     change in method of accounting
     per common and common equivalent
     share...............................             $  (1.45)            $   (8.06)             $   (0.41)



Cumulative effect on prior years of change in method
     of per common and common equivalent
     share ..............................                  --                   --                    (0.12)
                                                     ---------             ---------              ---------
Loss per common and common equivalent
     share ..............................            $   (1.45)            $   (8.06)             $   (0.53)
                                                     =========             =========              ==========
Weighted average common and common
     equivalent shares outstanding.......               57,691                55,706                 46,797
                                                     =========             =========              ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

                                         CONSOLIDATED BALANCE SHEETS

                                     (In thousands, except share data)




                                                                                         AS OF DECEMBER 31
                                                                                   ----------------------------
                                                                                    1996                  1995

                                                  ASSETS
CURRENT ASSETS:
      Cash and cash equivalents.................................................$  3,326              $  5,949
      Receivables, net..........................................................   1,338                 1,600
      Inventories...............................................................   2,038                 9,067
      Deposit...................................................................   1,360                    --
      Prepaid expenses and current assets.......................................   1,424                 1,191
                                                                                --------              --------
          TOTAL CURRENT ASSETS..................................................   9,486                17,807
PROPERTY AND EQUIPMENT, net..................................................... 110,381               147,740
PROPERTY AND EQUIPMENT AWAITING DISPOSITION.....................................   3,635                 1,564
OTHER ASSETS....................................................................   2,284                 4,460
                                                                                --------              --------
          TOTAL ASSETS..........................................................$125,786              $171,571
                                                                                ========              ========

                                         LIABILITIES AND DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES:
      Accounts payable..........................................................$  7,518              $ 24,324
      Due to affiliate..........................................................     903                12,931
      Accrued liabilities:

          Duplicate facilities..................................................      --                16,395
          Other.................................................................   8,417                27,838
      Current portion of long-term obligations..................................      --               113,390
      Debtor-in-possession credit facility......................................  22,448                    --
                                                                                --------              --------
          TOTAL CURRENT LIABILITIES.............................................  39,286               194,878
LONG-TERM OBLIGATIONS, EXCLUDING CURRENT PORTION................................      --                    14
DEFERRED RENT...................................................................      --                14,865
OTHER LONG TERM LIABILITIES                                                          498                14,624
SUBORDINATED CONVERTIBLE DEBT...................................................      --               127,259
MINORITY INTEREST IN SUBSIDIARIES...............................................      --                   104
NONCURRENT NOTE PAYABLE.........................................................   4,666                    --
LIABILITIES SUBJECT TO COMPROMISE............................................... 344,908                    --
                                                                                --------              ---------
          TOTAL LIABILITIES..................................................... 389,358               351,744

COMMITMENTS AND CONTINGENCIES
DEFICIT:

Preferred stock--$.0l par value; 10,000,000 shares authorized, no shares
      outstanding...............................................................      --                    --
Common Stock--$.0l par value; 100,000,000 shares authorized, 57,705,470 and 57,535,470 shares issued and 57,645,925 and 57,475,925 shares

      outstanding at December 1996 and 1995, respectively.......................     577                   575
Treasury stock--59,545 shares at cost...........................................    (588)                 (588)
Warrants........................................................................      99                    99
Additional paid-in capital...................................................... 291,826               291,546
Cumulative translation adjustment...............................................      62                   (91)
Accumulated deficit.............................................................(555,548)             (471,714)
                                                                                --------              ---------
       TOTAL DEFICIT............................................................(263,572)             (180,173)
                                                                                --------              --------
       TOTAL LIABILITIES AND DEFICIT............................................$125,786             $ 171,571
                                                                                ========             =========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                          DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)

                                                                                            FOR THE YEARS ENDED DECEMBER 31
                                                                                          1996           1995            1994
                                                                                          ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................      $ (83,834)     $ (449,245)    $ (24,897)
Adjustments to reconcile net loss to net cash used in operating activities before reorganization costs:
     Reorganization costs.......................................................         21,285              --            --
     Depreciation and amortization..............................................         21,876          31,972        16,183
     Interest on subordinated convertible debt..................................          1,383           5,863         5,667
     Provision for bad debts....................................................          1,093           2,149            --
     Other charges..............................................................             --         360,803        14,024
     Restructuring costs........................................................             --          11,357            --
     Provision (benefit) for deferred taxes.....................................             --           4,000        (4,000)
     Loss on asset disposals....................................................          1,010              --            --
     Cumulative effect of change in method of accounting........................             --              --         5,773
Changes in operating assets and liabilities, net of effects from purchase transactions:
     Receivables................................................................           (831)          6,463          (618)
     Inventories................................................................          1,998             254        (3,950)
     Prepaid expenses and other assets..........................................         (3,757)         (3,830)       (8,328)
     Accounts payable...........................................................          8,792         (17,703)        4,740
     Accrued liabilities........................................................         (5,193)         (9,954)       (7,259)
     Other......................................................................              --         (1,232)       (1,816)
                                                                                       ---------       ---------     ---------

Net cash used in operating activities before reorganization costs...............        (36,178)        (59,103)       (4,481)
     Reorganization costs.......................................................        (21,285)             --            --
Adjustments to reconcile reorganization costs to cash used by reorganization costs:
     Loss on asset disposals....................................................          8,867              --            --
     Write-off of deferred debt costs...........................................          4,340              --            --
     Accrued bankruptcy expenses................................................          2,615              --            --
     Proceeds from sale of property and equipment...............................          1,753              --            --
                                                                                       ---------       ---------     ---------

Net cash used by reorganization costs...........................................         (3,710)              --           --
                                                                                       ---------       ---------     ---------

Net cash used in operating activities...........................................        (39,888)        (59,103)       (4,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisitions and investments, net..................................              --         (5,300)       (4,727)
Expenditures for intangibles and other assets, net..............................              --         (4,344)       (1,401)
Minority interest in subsidiaries...............................................              --         (3,186)        3,290
Purchases of property and equipment.............................................         (2,672)        (51,732)     (119,134)
Proceeds from sale of property and equipment....................................          6,477              --           --
                                                                                       ---------       ---------     ---------

Net cash provided by (used in) investing activities.............................           3,805        (64,562)     (121,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock......................................................      $       --    $      (511)    $    (663)
Proceeds from issuance of long-term obligations.................................              --        626,200        18,000
Repayment of long-term obligations..............................................              --       (544,411)       (5,377)
Net proceeds from debtor-in-possession credit facilities........................          22,448             --            --
Proceeds from short-term borrowings.............................................           7,500             --            --
Repayment of short-term borrowings..............................................         (7,500)             --            --
Advances from affiliate, net....................................................          10,730         11,028         1,903
Proceeds from the exercise of options and warrants..............................             282         29,423         2,299
                                                                                       ---------       --------      ---------
Net cash provided by financing activities.......................................          33,460        121,729        16,162
                                                                                       ---------       --------      ---------


Net decrease in cash and cash equivalents.......................................         (2,623)         (1,936)     (110,291)
Cash and cash equivalents, beginning of year....................................          5,949           7,885       118,176
                                                                                       ---------       --------      ---------

Cash and cash equivalents, end of year..........................................       $  3,326       $   5,949     $   7,885
                                                                                       =========      =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest..........................................................       $    844       $   3,021     $     146
                                                                                       =========      =========     =========

Cash paid for professional fees in connection with Chapter 11
     Proceeding.................................................................       $  5,461       $      --     $      --
                                                                                       =========      =========     =========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                   CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

                                                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                        (In thousands, except share data)

                                                                                                  RETAINED
                                                                           ADDITIONAL             EARNINGS    CUMULATIVE    TOTAL
                                         COMMON              TREASURY       PAID-IN            (ACCUMULATED  TRANSLATION   EQUITY
                                    SHARES     AMOUNT    SHARES   AMOUNT    CAPITAL   WARRANTS    DEFICIT)    ADJUSTMENT  (DEFICIT)

Balance at January 1, 1994......  37,503,356    $ 375        --   $   --  $  94,573   $   715    $   2,428      $   --    $ 98,091

   Stock issued in acquisitions.  10,325,492      103     7,771      200    163,805        --           --                 164,108

   Stock issued on exercise of
      nonqualified stock options     894,267        9    34,064      602      1,687        --           --                   2,298

   Treasury shares acquired.....          --       --   (46,893)    (879)       217        --           --          --        (662)

   Cumulative translation
      adjustment................          --       --        --       --         --        --           --          25          25

   Net loss.....................          --       --        --       --         --        --      (24,897)         --     (24,897)
                                  ----------    ------  -------   ------  ---------   -------   ----------      -------   --------


Balance at December 31, 1994....  48,723,115      487    (5,058)     (77)   260,282       715      (22,469)         25     238,963

   Stock issued in acquisitions.     200,000        2        --       --      1,311        --           --          --       1,313

   Stock issued on exercise of
      nonqualified stock options   1,377,855       14        --       --      3,387        --           --          --       3,401

   Stock issued on exercise of
      warrants..................   7,234,500       72        --       --     26,566      (616)          --          --      26,022

   Treasury shares acquired.....          --       --   (54,487)    (511)        --        --           --          --        (511)

   Cumulative translation
      adjustment................          --       --        --       --         --                     --        (116)       (116)

   Net loss.....................          --       --        --       --         --        --     (449,245)         --    (449,245)
                                  ----------   ------   -------   ------  ---------   -------   -----------     -------   --------

Balance at December 31, 1995....  57,535,470      575   (59,545)    (588)   291,546        99     (471,714)        (91)   (180,173)

   Stock issued on exercise of
      nonqualified stock options     170,000        2        --       --        280        --                       --         282

   Cumulative translation
      adjustment................          --       --        --       --         --        --                      153         153

   Net loss.....................          --       --        --       --         --        --      (83,834)         --     (83,834)
                                  ----------   ------   -------   ------  ---------  --------   -----------     -------   ---------


Balance at December 31, 1996....  57,705,470    $ 577   (59,545)  $ (588) $ 291,826  $     99   $ (555,548)     $   62   $(263,572)
                                  ==========   ======   =======   ======  =========  ========   ==========      ======   =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

           The accompanying financial statements present the consolidated financial position and results of operations of Discovery Zone, Inc. and its subsidiaries (collectively, the "Company"). The Company's primary business is the operation of children's indoor entertainment facilities principally in the United States.

All material intercompany accounts and transactions have been eliminated.

           Discovery Zone, Inc. and its nineteen domestic subsidiaries (collectively, the "Discovery Zone Group") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on March 25, 1996 (the "Petition Date"). The Company's subsidiary in Canada, which had 1996 revenues of approximately $3,500,000 and assets of approximately $2,200,000 at December 31, 1996, did not file for protection under Chapter 11 of the Bankruptcy Code. As a result of reorganization proceedings, the consolidated financial statements and notes thereto are subject to material uncertainties, the outcome of which is presently not determinable. The Company's consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from the outcome of these uncertainties or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization. Additionally, the Company may sell additional assets or otherwise realize assets and liquidate or settle liabilities and contingencies for amounts other than those reflected on the consolidated financial statements and notes thereto. The consolidated financial statements reflect accounting principles and practices set forth in American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." SOP 90-7 provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and anticipate reorganizing in accordance with, the Bankruptcy Code. See
Note 2, Bankruptcy Matters.

           The Company's recent history of operating losses, together with the uncertainties inherent in the bankruptcy process, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 16. The Company's ability to continue as a going concern is dependent upon acceptance of the plan of reorganization discussed in Note 16 by the United States Bankruptcy Court and the Company's creditors, securing on-going debtor-in-possession or additional exit financing, compliance with all debt covenants under the existing debtor-in-possession financing and the success of future operations.

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

           The financial statements reflect, in the opinion of management, all material adjustments necessary to present fairly the Company's financial position and results of operations.

           The accompanying consolidated financial statements of the Company have been restated to include the accounts and operations of certain business acquisitions accounted for under the pooling of interests method of accounting, as more fully described in Note 5, Business Combinations, Sales and Disposals. Additionally, the Company changed its method of accounting for certain preopening costs as more fully described in Note 20, Cumulative Effect of Change in Method of Accounting.

           Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION) to conform with the presentation in the 1996 financial statements.

(2)  BANKRUPTCY MATTERS

           On the Petition Date, each member of the Discovery Zone Group filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. These cases are being jointly administered for procedural purposes. None of the cases has been substantively consolidated. Under the Bankruptcy Code, the members of the Discovery Zone Group will continue to manage their respective affairs and operate their businesses as debtors-in-possession. As a debtor-in-possession under the Bankruptcy Code, no member of the Discovery Zone Group may engage in any transaction outside the ordinary course of business without the approval of the Bankruptcy Court. The following discussion describes certain aspects of the Bankruptcy Code and its application to Chapter 11 cases of the Discovery Zone Group (the "Chapter 11 Cases"), but it is not intended to be a complete summary.

           Pursuant to Section 362 of the Bankruptcy Code, the commencement of the Chapter 11 Cases created an automatic stay, applicable generally to creditors and other parties in interest, of: (i) the commencement or continuation of a judicial, administrative or other actions or proceedings against the Discovery Zone Group that was or could have been commenced prior to the commencement of the Chapter 11 Cases, (ii) the enforcement against the Discovery Zone Group or their property of any judgments obtained prior to the commencement of the Chapter 11 Cases, (iii) the taking of any action to obtain possession of property of the Discovery Zone Group or to exercise control over such property, (iv) the creation, perfection or enforcement of any lien against the property of the bankruptcy estates of the Discovery Zone Group, (v) any act to create, perfect or enforce against the property of the Discovery Zone Group any lien that secures a claim against the Discovery Zone Group that arose prior to the commencement of the Chapter 11 Cases, (vi) the taking of any action to collect, assess or recover claims against the Discovery Zone Group that arose before the commencement of the Chapter 11 Cases, (vii) the set off of any debt owing to the Discovery Zone Group that arose prior to the commencement of the Chapter 11 Cases against any claim against the Discovery Zone Group, or (viii) the commencement of the continuation of a proceeding before the United States Tax Court concerning any member of the Discovery Zone Group. Any entity may apply to the Bankruptcy Court, upon appropriate showing of cause, for relief from the automatic stay to exercise the foregoing remedies.

           As noted above, the members of the Discovery Zone Group are authorized to manage their respective properties and operate their respective businesses pursuant to Sections 1107 and 1108 of the Bankruptcy Code. During the course of the Chapter 11 Cases, the Discovery Zone Group will be subject to the jurisdiction and supervision of the Bankruptcy Court.

           Under Section 1121 of the Bankruptcy Code, for 120 days following the Petition Date, only the debtor-in-possession has the right to propose and file a plan of reorganization with the Bankruptcy Court. If a debtor-in-possession files a plan of reorganization during this 120-day exclusivity period, no other party may file a plan of reorganization until 180 days following the Petition Date, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the proposed plan. If a debtor-in-possession fails to file a plan during the 120-day exclusivity period or such additional period as may be ordered by the Bankruptcy Court or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditors' committee, an equity security holders' committee, a creditor or an equity security holder, may file a plan of reorganization for such debtor. Additionally, if the Bankruptcy Court were to appoint a trustee, the exclusivity period, if not previously terminated, would terminate.

           After a plan of reorganization has been filed with the Bankruptcy Court, it is sent, together with a

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION) disclosure statement approved by the Bankruptcy Court following a hearing, to members of all classes of impaired creditors and equity security holders for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court, after notice and a hearing, would consider whether to confirm the plan. A joint plan of reorganization was mailed to creditors for approval on March 26, 1997 (see Note 16).

           Among other things, to confirm a plan, the Bankruptcy Court is required to find: (i) with respect to each class of impaired creditors and equity security holders, that each holder of a claim or interest of such class either (A) will, pursuant to the plan, receive or retain property of a value, as of the effective date of the plan, that is at least as much as such holder would have received in a liquidation on such date of the members of the Discovery Zone Group or (B) has accepted the plan, (ii) with respect to each class of claims or equity security holders, that such class has accepted the plan or is not impaired under the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Company or any successor unless such liquidation or reorganization is proposed in the plan.

           If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of Section 1129(a) of the Bankruptcy Code are met, the proponent of the plan may invoke the so-called "cramdown" provisions of Section 1129(b) of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan, notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders, if certain requirements of the Bankruptcy Code are met. These requirements include that (i) the plan does not discriminate unfairly and (ii) the plan is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, the plan. As used in the Bankruptcy Code, the phrases "discriminate" and "fair and equitable" have narrow and specific meanings, and their use herein is qualified in its entirety by reference to the Bankruptcy Code.

           The Consolidated Financial Statements represent the financial activity of Discovery Zone, Inc. (Debtor-in-Possession), including all members of the Discovery Zone Group which filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, as well as the Canadian subsidiary not seeking such relief.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

RECEIVABLES

           The Company has recorded a reserve for uncollectible accounts of approximately $974,000 and $2,185,000 at December 31, 1996 and 1995,
respectively. The Company believes that the carrying amount of accounts receivable at December 31, 1996 and 1995 approximates the fair value at such date.

INVENTORIES

           Inventories, consisting primarily of equipment, facility operating supplies, food and apparel items, are valued at the lower of cost (first in, first out) or market.

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

PROPERTY AND EQUIPMENT

           Property and equipment is stated at cost. Depreciation and amortization expense is provided using the straight-line method over the lesser of the estimated lives of the related assets or the lease term. Property and equipment at December 31 consists of the following:

                                                       LIFE (IN YEARS)          1996               1995
                                                       ---------------       ----------        ---------
Land................................................         --             $   8,164          $  16,325
Building and improvements...........................        20-40               9,190              8,926
Equipment, furniture and fixtures...................        3-12               74,533             80,978
Leasehold improvements..............................        5-20               42,094             44,104
Computer equipment and software.....................         3-5                7,705              8,539
                                                                             --------          ---------
                                                                              141,686            158,872
Less accumulated deprecation and amortization.......                          (31,305)           (11,132)
                                                                             --------          ---------
Property and equipment, net.........................                         $110,381           $147,740
                                                                             ========          =========


           Depreciation and amortization expense related to property and equipment was approximately $21,876,000, $28,466,000 and $14,846,000 in 1996,
1995 and 1994, respectively. Additions to property and equipment are capitalized and include costs to design, acquire and install property and equipment, costs incurred in the location, development and construction of new facilities, major improvements to existing property and direct incremental costs incurred in the development of management information systems. As property and equipment is sold or retired, the applicable cost and accumulated depreciation and amortization are eliminated from the accounts and any gain or loss thereon is recorded.

           In 1995, the Company elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company completed its review of property and other assets in accordance with SFAS No. 121 and adjusted the carrying values of those assets in the fourth quarter of 1995. No further adjustments were made in 1996. See Note 17, Other Charges for further discussion.

           Concurrent with the adoption of SFAS No. 121, the Company changed the useful lives of its leasehold improvements to the lesser of the useful life or the term of the lease, excluding renewal options, effective in the fourth quarter of 1995. Effective January 1, 1996, the Company reduced the period of depreciation for certain equipment, furniture and fixtures from its useful life to the lesser of its useful life or the term of leases for locations at which these items are placed. This change is an accounting change in the estimate of the useful lives of property and is accounted for on a prospective basis beginning January 1, 1996. The effect of this change was to increase 1996 depreciation expense by approximately $6,096,000.

PROPERTY AND EQUIPMENT AWAITING DISPOSITION

           Property and equipment awaiting disposition is stated at the lower of depreciated cost or fair value less costs to sell. The classification of property and equipment awaiting disposition is based upon management's decision to dispose and represents undeveloped land held for sale at December 31, 1996 and indoor playground equipment, kitchen equipment, furniture and fixtures, and leasehold improvements of duplicate facilities which have been closed

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION) or sold at December 31, 1995. Early adoption of SFAS No. 121 had no cumulative effect on property and equipment awaiting disposition at January 1, 1995.

INTANGIBLE ASSETS

           Intangible assets consisted primarily of the cost of acquired business in excess of the market value of net tangible and identifiable intangible assets acquired and the cost of territory rights acquired. Territory rights include amounts paid to former franchisees to reacquire development rights in market areas previously granted to them under area development agreements. The reacquisition of these territories gives the Company the exclusive right to develop the markets with Company-owned facilities or grant development rights to others, at its discretion. The cost in excess of the market value of net tangible and identifiable intangibles and the cost of territory rights were amortized on a straight-line basis over 40 years.

           Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life or cost of acquired businesses in excess of the market value of net tangible and identifiable intangible assets acquired may warrant revision or that the remaining balance of such costs may not be recoverable. The Company uses an estimate of the Company's undiscounted net income over the remaining life of the costs of acquired businesses in excess of the market value of net tangible and identifiable intangible assets acquired in measuring whether the costs are recoverable. Certain events and circumstances occurred during 1995 that indicated that the carrying amounts of the cost of acquired businesses in excess of the market value of net tangible and identifiable intangible assets and the cost of territory rights acquired may not be recoverable. Accordingly, the remaining carrying amounts relating to all of the Company's intangible assets were written down to zero during the fourth quarter of 1995. See Note 17, Other Charges, for a discussion of the events and circumstances resulting in impairment losses recognized. The Company does not believe any impairment in the costs of acquired businesses in excess of the market value of net tangible and identifiable intangible assets occurred as of December 31, 1994 under the Company's policy of evaluating the recoverability of these assets because substantially all of the related acquisitions occurred in 1994.

           Amortization expense related to intangible assets was approximately $3,506,000 and $1,337,000 in 1995 and 1994, respectively.

           See Note 20, Cumulative Effect of Change in Method of Accounting, for a discussion of the Company's change in method of accounting for certain preopening costs.

REVENUE RECOGNITION

           Revenue from Company-owned facilities is recognized at the time of sale. Revenue from franchisees is recognized when all material services or conditions required under the Company's franchise agreement have been performed by the Company.

CAPITALIZED INTEREST

           Interest costs have been capitalized on facility expenditures during the construction period in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs". Interests costs capitalized as an offset to interest expense were approximately $197,000 and $953,000 in 1995 and 1994, respectively.

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

LOSS PER SHARE

           Loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding during the period plus share equivalents, when the share equivalents are not anti-dilutive. Share equivalents represent options and warrants with an exercise price below fair market value for any of the periods presented. See Note 16.

(4)  LIABILITIES SUBJECT TO COMPROMISE

           Under the Bankruptcy Code, certain claims against the Discovery Zone Group arising prior to the Petition Date are automatically stayed while the members of the Discovery Zone Group continue business operations as debtors-in-possession. It is anticipated that these prepetition liabilities will be compromised under a plan of reorganization and are separately classified in the consolidated balance sheet as liabilities subject to compromise and include the following at December 31, 1996:

Accounts payable.................................................$    27,213
Accrued liabilities..............................................     27,446
Lease rejection claims (see Note 12).............................     18,767
Note payable to affiliate (see Notes 5 and 6)....................     13,215
Other amounts payable to affiliate (see Note 6)..................     22,724
Priority tax claims..............................................      5,000
Payable under credit agreement with banks (see Note 8)...........    101,900
Subordinated convertible debt (see Note 9).......................    128,643
                                                                     -------
Total liabilities subject to compromise..........................   $344,908
                                                                    ========

           Accrued liabilities includes amounts accrued for claims related to lawsuits and other legal matters and represents management's best estimate of the allowed amounts of those claims. See further discussion in Note 2, Bankruptcy Matters.

           Additional claims may arise from the termination of contracts entered into by any member of the Discovery Zone Group prior to the Petition Date and the allowances or settlement of disputed claims. All such claims will be liabilities subject to compromise and, consequently, the amounts included in the consolidated balance sheet as liabilities subject to compromise may be subject to further adjustments.

           The Company has not accrued interest under the bank credit agreement (see Note 8), its subordinated convertible debt (see Note 9) and its note payable to affiliate (see Note 6) as it is unlikely such interest will be paid under the Plan of Reorganization (see Note 16). The amount of contractual interest on such obligations during the period from March 25, 1996 to December 31, 1996 which was not accrued was approximately $11,900,000.

(5)  BUSINESS COMBINATIONS, SALES AND DISPOSALS

           During 1993, the Company acquired 27 franchised Discovery Zone facilities and all of the outstanding capital stock of I&S Consultants, Inc. ("I&S") and VLT, Inc. ("VLT"), which together own an approximately 42,000 square foot family entertainment center and restaurant known as "Enchanted Castle."

           During 1994, the Company acquired several businesses and joint venture interests for an aggregate of $4,727,000 in cash and 10,387,999 shares of common stock, which included: (i) Leaps and Bounds, Inc. ("Leaps & Bounds"), a wholly owned subsidiary of McDonald's Corporation ("McDonald's"), which owned 48 children's indoor entertainment and fitness facilities; (ii) Blockbuster Children's Amusement Corporation, Tumble For Fun Limited

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

Partnership and Blockbuster Children's Amusement Canada Corporation (collectively, the "Blockbuster Entities"), each a subsidiary of Blockbuster Entertainment Corporation (prior to its merger with Viacom, Inc. ("Viacom") in September 1994, "BEC") which owned 60 franchised Discovery Zone entertainment facilities; (iii) Wright Entertainment Group, Inc. ("WEGI"), which owned three family entertainment facilities; (iv) Jungle Junction, Inc. ("JJI") and Kids Playworld, Inc. ("KPI"), each of which owned a children's indoor entertainment and fitness facility; and (v) companies which owned nine additional franchised Discovery Zone entertainment facilities. The Company also acquired a controlling interest in Semborg Corp. ("Semborg"), a developer of interactive environments and characters. See Note 6, Related Party Transactions, for further discussion of transactions with Viacom.

           The acquisitions of I&S, VLT, JJI and the businesses which operated 18 Discovery Zone facilities were accounted for under the pooling of interests method of accounting and accordingly, the Company's consolidated financial statements and notes thereto have been restated as if the companies had operated as one entity since inception. Prior to such acquisition, the acquired Companies utilized depreciation methods and lives which differed from those used by the Company. Accordingly, the consolidated financial statements reflect adjustments to conform the depreciation methods and lives to those used by the Company, as well as certain straight-line rental adjustments. The amount of these adjustments was not significant. In addition, certain eliminations, primarily related to franchise fees and royalties and the sale of equipment to former franchisees, have been reflected in these financial statements.

           The acquisitions of Leaps & Bounds, the Blockbuster Entities, WEGI, Semborg, KPI and the entities that operated 23 Discovery Zone entertainment facilities were accounted for under the purchase method of accounting and are included in the Company's consolidated financial statements from the dates of acquisition. The purchase price in each of these acquisitions was allocated to the net tangible and identifiable intangible assets acquired based on their estimated fair market values. In each case, the cost of the intangible assets of such business acquired was amortized over 40 years on a straight-line basis.

           On May 24, 1995, the Company purchased from a subsidiary of Viacom substantially all assets pertaining to the operation of two family entertainment centers operating under the name "Block Party". The purchase price was $13,215,000 and was paid through the issuance of a subordinated promissory note having a ten-year term (the "BFF Note"). Interest on such note accrued at the one-month London Interbank Offered Rate ("LIBOR") plus .75% and was payable quarterly. The principal of the note was payable in varying annual amounts beginning in the fourth year. Under the purchase agreement, the Company was assigned certain real and personal property leases related to the operations of the entertainment facilities and assumed all liabilities arising thereunder. See
Note 6, Related Party Transactions, for a further discussion of transactions with Viacom.

           During the year ended December 31, 1995, the Company also acquired businesses that own and operate indoor recreational facilities for children for an aggregate of $5,300,000 in cash and 200,000 shares of common stock. All businesses acquired during the year ended December 31, 1995 were accounted for under the purchase method of accounting and are included in the consolidated financial statements since the dates of acquisition.

           On February 8, 1996, the Company sold all issued and outstanding stock of two wholly owned subsidiaries I & S Consultants and VLT, Inc., which together owned and operated The Enchanted Castle, a family entertainment facility located in Lombard, Illinois for $2,800,000.

           On March 8, 1996, the Company sold all issued and outstanding stock of its Wright Entertainment Group subsidiary for $2,000,000.

           During 1996, the Company closed 101 of its indoor entertainment facilities resulting in a loss on asset disposals of $8,867,000. Proceeds from sale of property and equipment at these locations totaled $1,753,000.

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

           Revenue and net loss of the previously separate companies for the periods before the pooling of interests business combination was consummated (after reflecting the effect of intercompany eliminations) are as follows for the year ended December 31, 1994:

Revenue:

  Company........................................$ 179,825
  Acquired businesses, net of eliminations.......      748
                                                   -------
                                                 $ 180,573
Net loss:

  Company........................................$ (25,034)
  Acquired businesses, net of eliminations.......      137
                                                  ---------
                                                 $ (24,897)
                                                  =========

           The Company's consolidated results of operations for the years ended December 31, 1995 and 1994 prepared on an unaudited pro forma basis assuming businesses acquired and accounted for as purchases in 1995 and 1994 had occurred as of January 1, 1994 are as follows:

                                                                                              1995                  1994
                                                                                              ----                  ----
Revenues as reported...................................................................    $  259,490           $  180,573
Revenue of purchased businesses for the period prior to acquisition,
      net of eliminations..............................................................         3,170               41,056
                                                                                           ----------           ----------
Pro forma revenue......................................................................    $  262,660           $  221,629
                                                                                           ==========           ==========

Net loss as reported...................................................................    $ (449,245)          $  (24,897)
Net loss of purchased businesses for period prior to acquisition.......................          (238)             (12,269)
Adjustment for interest and goodwill amortization......................................          (494)              (2,171)
                                                                                           ----------           ----------
Pro forma loss.........................................................................    $ (449,977)          $  (39,337)
                                                                                           ==========           ==========
Loss per share as reported.............................................................    $    (8.06)          $    (0.53)
Effect of purchased businesses prior to acquisition....................................         (0.01)               (0.31)
                                                                                           ----------           ----------
Pro forma loss per share...............................................................    $    (8.07)          $    (0.84)
                                                                                           ==========           ==========

           Business acquisitions and investments during the years ended December 31, 1995 and 1994 which included the use of cash were accounted for as follows:

                                                                                    1995                  1994
                                                                                    ----                  ----
Property and equipment..........................................................$      1,276         $     1,654
Intangibles.....................................................................      31,657               2,982
Other assets....................................................................          16               1,201
Working capital deficiency, excluding cash acquired.............................        (956)               (944)
Long-term obligations...........................................................     (13,215)               (141)
Other noncurrent liabilities....................................................     (13,478)                 --
                                                                                ------------         -----------
                                                                                $      5,300         $     4,752
                                                                                ============         ===========

           Business acquisitions during the years ended December 31, 1995 and 1994 which involved the issuance of the Company's common stock, $.01 par value ("Common Stock") were accounted for as follows:

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

                                                                                    1995                   1994
                                                                                    ----                   ----
Cash............................................................................$       --            $      25
Working capital deficiency, excluding cash acquired.............................        --              (22,130)
Property and equipment..........................................................        --              102,819
Intangibles.....................................................................     1,313               97,443
Other assets....................................................................        --                  675
Long-term obligations...........................................................        --               (1,855)
Other noncurrent liabilities....................................................        --              (12,869)
                                                                                ----------            ----------
                                                                                $    1,313            $ 164,108
                                                                                ==========            ==========
Common stock issuance allocated to:
Common stock....................................................................$        2            $     103
Treasury stock..................................................................        --                  200
Additional paid-in-capital......................................................     1,311              163,805
                                                                                ----------            ----------
                                                                                $    1,313            $ 164,108
                                                                                ==========            ==========

(6)  RELATED PARTY TRANSACTIONS

           On September 2, 1994, the Company acquired the Blockbuster Entities from Blockbuster Fun & Fitness Holding Corporation, an indirect wholly-owned subsidiary of BEC, prior to BEC's merger with Viacom. The Company paid to BEC as consideration for the acquisition 4,624,597 shares of Common Stock. At the time of the acquisition, the Blockbuster Entities owned 60 franchised Discovery Zone facilities and certain franchised territories in the United States and Canada. Separately, on September 2, 1994, BEC, through its indirect wholly-owned subsidiary, Blockbuster Discovery Investment, Inc., exercised its option to purchase from the former partners of DKB Investments, L.P. (which was at the time the largest stockholder of the Company, "DKB"), a number of shares of Common Stock sufficient to increase BEC's indirect equity ownership in the Company to 49.9%. Pursuant to the merger of BEC into Viacom, Viacom succeeded to BEC's equity ownership interest in the Company. At the time of these transactions, Donald F. Flynn, who was then Chairman of the Board and Chief Executive Officer of the Company, was a director of BEC, and H. Wayne Huizenga, who was then Chairman of the Board and Chief Executive Officer of BEC, and John
J. Melk, who was then a director of BEC, were directors of the Company.

           On May 24, 1995 (the "MSA Effective Date"), a Management Services Agreement ("MSA") between the Company and Viacom became effective providing for the services of Viacom's division, Blockbuster Entertainment Group ("Blockbuster"), in connection with the overall coordination and supervision of the business of the Company and the day-to-day operations and business affairs of the Company. Responsibility for management of the Company beyond the scope of Viacom's services under the MSA was placed with a Special Committee of the Board of Directors of the Company (the "Special Committee"), consisting of the independent directors, Messrs. McGrath and Muething. On the MSA Effective Date, all members of the Board of Directors except Steven R. Berrard and Donald F. Flynn resigned (including H. Wayne Huizenga, George D. Johnson, Jr., James R. Jorgensen, John T. McCarthy, John J. Melk, Peer Pedersen and Gerald F. Seegers). The MSA has an initial term of five years and thereafter will be extended automatically for one year renewal periods unless terminated by either party on six months' prior notice. In payment for the management services to be provided under the MSA, the Company is required to pay Viacom a quarterly fee equal to the actual costs, fees, expenses and reimbursements of the services provided, and a fair and reasonable allocation of overhead expenses incurred by Viacom in providing such services, during the preceding calendar quarter. In addition, on the MSA Effective Date, the Company issued to Viacom 157,821 Series A Warrants, 157,821 Series B Warrants, and 157,821 Series C Warrants. Note 11, Warrants and Options, for further discussion.

           Also on the MSA Effective Date, the Company purchased from a subsidiary of Viacom substantially all assets pertaining to the operations of two family entertainment centers operating under the name "Block Party". As of

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

December 31, 1995, the Board of Directors of the Company was composed of Steven
R. Berrard, Frank J. Biondi, Jr., Philippe P. Dauman, Donald F. Flynn, J. Brian McGrath, John L. Muething and Sumner M. Redstone. Messrs. Biondi, Dauman, McGrath, Muething and Redstone were elected to the Board on May 24, 1995, pursuant to the MSA. As of December 31, 1995, Messrs. Berrard, Biondi, Dauman and Redstone were officers and/or directors of Viacom, which owns approximately 49% of the Company's outstanding Common Stock, and Messrs. Berrard, Biondi, Dauman, McGrath, Muething and Redstone were directors of Spelling Entertainment Group ("Spelling"), an affiliate of Viacom. In connection with his resignation as the Chief Executive Officer and a director of Viacom and as a director of Spelling, Mr. Biondi resigned as a director of the Company on January 17, 1996. Mr. Flynn resigned as Chairman of the Board of Directors of the Company on February 27, 1996. In connection with his resignation as the Chief Executive Officer of Blockbuster and as a director of Viacom and Spelling, Mr. Berrard resigned as the Chief Executive Officer and a director of the Company on March 19, 1996. Messrs. Dauman and Redstone resigned as directors of the Company on March 24, 1996 and Mr. McGrath resigned as a director and as a member of the Special Committee on March 27, 1996.

           Donna R. Moore, then President and Chief Operating Officer of Discovery Zone, Inc., and Adam D. Phillips, Senior Vice President and General Counsel of Blockbuster, were appointed to the Board of Directors of the Company on March 24, 1996. Dr. James M. Rippe was appointed to the Board of Directors of the Company on June 20, 1996. At March 31, 1997 Donna Moore, John Muething, Dr. James Rippe and Adam Phillips were the Company's directors.

           On January 12, 1996, Discovery Zone, Inc. received an interim working capital loan of up to $10,000,000. This loan was guaranteed by Viacom and matured on February 6, 1996. On February 6, 1996, the Company did not make its scheduled repayment of the principal or accrued interest on the loan. The outstanding principal on the loan was $7,500,000. On February 7, 1996, the principal amount of $7,500,000 and accrued interest was paid to the lender by Viacom. As a result of its performance as guarantor, Viacom is subrogated to the lender's right to receive payments of such amounts from the Company.

           In summary, at December 31, 1996 the Company has a prepetition amount due to Blockbuster/Viacom, excluding the principal amount of the BFF Note, for approximately $22,725,000, relating primarily to $5,663,000 in reimbursements for construction and other costs of certain subsidiaries of Blockbuster previously incurred by Blockbuster, $6,998,000 in other operating costs paid by Blockbuster on behalf of the Company, $7,527,000 in repayment of debt and accrued interest thereon paid by Viacom on behalf of the Company, accrued interest of $748,000 on the BFF Note and $1,789,000 due Blockbuster under the MSA. Viacom's ability to receive such amounts will be determined during the Discovery Zone's bankruptcy proceedings. Accordingly, these amounts are included in liabilities subject to compromise. See Note 4, Liabilities Subject to Compromise, for further discussion of these matters.

           In 1996, the Company incurred $3,724,000 of other obligations to Blockbuster under the MSA including obligations to reimburse Blockbuster for insurance and other costs paid on behalf of the Company, of which $1,424,000 was incurred and $521,000 was paid after March 25, 1996.

           In settlement of all of Viacom's prepetition general unsecured claims against the Discovery Zone Group and all claims which the Discovery Zone Group or the holder of the claims against the Discovery Zone Group may hold against Viacom, the Discovery Zone Group and Viacom have agreed, subject to Bankruptcy Court approval, that Viacom's prepetition unsecured claims shall entitle Viacom to receive no property under a plan of reorganization. In exchange for this treatment, the Discovery Zone Group will (i) satisfy in full a claim which Iwerks Studios, Inc. holds against the Discovery Zone Group, and which is guaranteed by Blockbuster, in the amount of $61,500, (ii) assume thirty leases of the Discovery Zone Group, which are guaranteed by Viacom, and assign them to Blockbuster

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION) and (iii) pay Viacom's postpetition administrative claims for expenses advanced by Viacom on behalf of the Discovery Zone Group of approximately $903,000 and obligations incurred under the MSA subject to any setoff paid on behalf of Viacom. In connection with this settlement, the MSA will be terminated.

           The Company currently subleases approximately 30,000 square feet of office space from Blockbuster at an annual cost of approximately $600,000. A division of Blockbuster currently occupies approximately 7,500 square feet of this space thereby mitigating approximately $128,000 of the Company's cost. Blockbuster has informed the Company that it is relocating and will be terminating its lease no later than June 30, 1998.

           The Company and a corporation owned by one of the Company's principal stockholders were previously parties to a consulting arrangement, pursuant to which the Company paid approximately $90,000 and $180,000 in 1995 and 1994, respectively, for consulting and related services. In addition, the Company paid to this corporation approximately $59,000 and $98,000 in 1995 and 1994, respectively, for the use of its private airplanes. Agreements between the Company and this corporation for consulting services and use of airplanes were terminated as of July 1, 1995. This principal stockholder is also a director of Psychemedics Corporation ("Psychemedics"), a provider of drug testing services. The Company entered into an agreement with Psychemedics for certain drug testing services and paid Psychemedics approximately $186,000, $468,000, and $358,000 during 1996, 1995 and 1994, respectively, for such services.

           During 1994, the Company earned revenue of approximately $15,000,000 from the Blockbuster Entities relating to equipment sales, franchise fees, royalties, and franchise-related fees.

(7)  NOTE PAYABLE

           In connection with the 1994 acquisition of Leaps & Bounds, the Company, through a wholly owned subsidiary, received fee simple ownership of certain parcels of real property. See Note 5, Business Combinations, Sales and Disposals, for a discussion of the Leaps & Bounds acquisition. Each parcel of real property is encumbered by a mortgage or deed of trust in favor of McDonald's, which serves to secure certain indemnity obligations owed by the Company to McDonald's. Notwithstanding the Company's bankruptcy proceedings, in the event the Company does not discharge its indemnity obligations, McDonald's may be permitted to foreclose on its mortgage or deed of trust and become the owner of one or more of such parcels of real property.

           By order dated November 15, 1996, the Discovery Zone Group was granted authority by the Bankruptcy Court to enter into, and perform under, a stipulation with McDonald's (the "McDonald's Stipulation") which provides for a global resolution of issues relating to, among other things, the assumption and rejection of leases of property where McDonald's is the sublessor and Leaps & Bounds is the sublessee (the "L&B" Subleases"); rent deferrals which McDonald's will grant to Leaps & Bounds in respect of certain assumed L&B Subleases; the treatment of secured claims which McDonald's holds against Debtors arising from the rejection and assumption of the L&B Subleases, as well as the future rent deferrals to be granted in respect of certain of the L&B Subleases.

           The McDonald's Stipulation provided that Leaps & Bounds assume L&B Subleases with respect to 21 FunCenters (the "Assumption Locations") and to reject to the L&B Subleases with respect to 17 FunCenters, which the Discovery Zone Group also requested the Court's authority to close. The Discovery Zone Group, upon Leaps & Bounds assuming the L&B Subleases for the Assumption Locations, cured all unpaid rent and other charges under these subleases pursuant to section 365(b) of the Bankruptcy Code, which cure payments total approximately $528,000. McDonald's rejection claims related to the 17 closed FunCenters totaled $4,666,000. The McDonald's Stipulation provides that McDonald's will receive cash payments in equal installments over six years beginning on the first anniversary of the effective date of the confirmation of the reorganization plan with simple interest from that

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION) date on the unpaid balance at the prime rate (or upon such other terms determined by the Bankruptcy Court such that the note will have a value, as of the effective date, equal to $4,666,000).

           McDonald's also granted the Discovery Zone Group rent deferrals (the "Rent Deferrals") under the L&B Subleases totaling $398,000 annually for nine Assumption Locations representing a total rent deferral of approximately $2,840,000 over the next eight years. Pursuant to the McDonald's Stipulation, McDonald's will have an undisputed allowed administrative claim with respect to Rent Deferrals which accrue prior to the effective date of the Discovery Zone Group's Plan of Reorganization which claim is secured by real property owned by Leaps & Bounds.

(8)  LONG TERM OBLIGATIONS

           The Company entered into a $175,000,000 credit agreement on December 22, 1994 (the "Credit Facility") with a consortium of banks. On September 15, 1995, the Company became in default under the Credit Facility as a result of the expiration of an amendment/waiver agreement entered into between the Company and the lenders on June 30, 1995 which waived until September 15, 1995 certain financial covenants contained in the credit agreement. As a result of the expiration of the amendment/waiver agreement on September 15, 1995, the Company became in default under certain financial covenants contained in the Credit Facility and such default continued as of December 31, 1995. As such, the total principal and interest related to such debt of $100,000,000 and $2,108,000, respectively, at December 31, 1995 was classified as current liabilities on the Company's balance sheet at December 31, 1995.

           Another event of default occurred under the Credit Facility on the Petition Date when the Discovery Zone Group filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court. Consequently, all unpaid principal of, and accrued pre-petition interest on, amounts outstanding under the Credit Facility became immediately due and payable. The payment of such debt and accrued but unpaid interest thereon is prohibited during the pendency of the Discovery Zone Group's bankruptcy cases other than pursuant to a court order. At the Petition Date, these amounts totaling $101,900,000 were classified as liabilities subject to compromise at December 31, 1996. Their ultimate outcome will be determined during the bankruptcy proceedings. See Note 4, Liabilities Subject to Compromise, for further discussion.

           In connection with the Company's acquisition of substantially all assets pertaining to the operation of two family entertainment centers operating under the name "Block Party", the Company issued the BFF Note (see Note 5). At December 31, 1995, the Company was in default under the BFF Note due to nonpayment of interest, and as a result, the entire principal balance of, and accrued interest on, such note was immediately due and payable. As such, these amounts were classified as current liabilities on the Company's balance sheet as of December 31, 1995. At December 31, 1995, the total principal and interest related to such debt were $13,215,000 and $544,000, respectively. Another event of default occurred as a result of the Discovery Zone Group's bankruptcy filing. The entire principal balance of and accrued prepetition interest on such note were immediately due and payable. The payment of this amount is prohibited during the pendency of the Discovery Zone Group's bankruptcy proceedings and is included in Liabilities Subject to Compromise at December 31, 1996 (see Note 4).

           The Company was required to pay a quarterly commitment fee of up to .5% on the entire amount available under the Credit Facility. The payment of the commitment fee is prohibited during the pendency of the Discovery Zone Group's bankruptcy cases.

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

           Long-term obligations at December 31, 1995 consisted of the following:

Payable to banks under an unsecured credit agreement, interest
    at 7.49% at December 31, 1995...............................................$       100,000
Subordinated note payable to affiliate, interest at LIBOR plus
    .75% (6.38% at December 31, 1995), due beginning in 1999....................         13,215
Capitalized lease obligations...................................................            189
                                                                                ---------------
Total obligations...............................................................        113,404
Less current portion............................................................       (113,390)
                                                                                ---------------
                                                                                $            14
                                                                                ===============

(9)  SUBORDINATED CONVERTIBLE DEBT

           In October and November, 1993, the Company issued $293,250,000 aggregate principal amount at maturity of Liquid Yield Option Notes ("LYONs"), a form of subordinated convertible debt, due October 14, 2013. Net proceeds, after the underwriting discount, amounted to approximately $111,000,000. No periodic interest payments were required on the LYONS. Each LYON had an issued price of $391.06 and had a principal amount due at maturity of $1,000 (representing a yield to maturity of 4.75% per annum computed on a semi-annual bond equivalent basis). Each LYON was convertible into 13.485 shares of Common Stock, at the option of the holder, at any time on or prior to maturity, was subordinated to all existing and future Senior Indebtedness (as defined in the LYONs indenture agreement, "Indenture") of the Company, and was redeemable on or after October 14, 1998, in whole or in part, at the option of the Company, for cash in an amount equal to the issue price plus accrued original issue discount to the date of redemption.

           As a result of the Discovery Zone Group's bankruptcy filing, the Company is currently in default under the Indenture governing the LYONs. Consequently, the original issue price of the LYONs plus the accrued original issue discount of the LYONs (the "Accreted Value") through the Petition Date is immediately due and payable. The payment of such amount is prohibited during the pendency of the Discovery Zone Group's bankruptcy case other than pursuant to a Bankruptcy Court order. As of December 31, 1996, the Accreted Value was $128,643,000. At the Petition Date this obligation became subject to compromise (see Note 4) and its ultimate outcome will be determined during the bankruptcy proceedings.

(10)  EQUITY (DEFICIT)

           During the third quarter of 1995, the Company amended and restated its certificate of incorporation and bylaws. As a result, the Company is authorized to issue 100,000,000 shares of Common Stock and up to 10,000,000 shares of preferred stock, $.01 par value ("Preferred Stock"). The Board of Directors may issue such Preferred Stock at such time or times, in such series, with such designations, preferences, special rights, limitations or restrictions thereof as it may determine. The Board of Directors has designated a series of the Preferred Stock as Series A Convertible Voting Participating Preferred Stock, $.01 par value, 473,463 shares authorized, and none outstanding ("Series A Preferred Stock"). Each share of Series A Preferred Stock will automatically convert into 24 shares of Common Stock, subject to adjustments, immediately but only following a sale of the Series A Preferred Stock, to a person unaffiliated with Viacom. See Note 16.

(11)  WARRANTS AND OPTIONS

           Three warrants were issued to DKB during 1992. The first warrant ("Warrant A") to acquire 48,000 general and 4,696,800 limited partner units in Discovery Zone L.P. ("DZLP"), a Delaware limited partnership, at a price

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION) of approximately $.95 per unit became exercisable in February 1993. This warrant was contributed to the Company along with $4.5 million in exchange for 4,744,800 shares of Common Stock in 1993. The second warrant ("Warrant B") to acquire 24,000 general and 2,376,000 limited partner units in DZLP at a price of $2.50 per unit became exercisable in May 1993 and will expire in May 1998. The third warrant ("Warrant C") to acquire 60,000 general and 5,940,000 limited partner units in DZLP at a price of approximately $4.165 per unit became exercisable in June 1994 and will expire in June 1999. Warrants B and C allow the holder thereof to elect to receive from the Company, in lieu of units of interest in DZLP, that number of shares of Common Stock equal to the number of units of interest in DZLP such holder would otherwise have been entitled to receive upon exercise of the warrant. DKB and BEC have entered into an agreement pursuant to which each of DKB and BEC agreed that if it exercises Warrant B or Warrant C, it will elect to receive shares of Common Stock upon exercise.

           On May 11, 1995, the Company received approximately $26,700,000 from the Company's former Chairman and certain members of his family in connection with the exercise of 2,067,000 and 5,167,500 warrants of Warrants B and C, respectively, which were exchanged for an aggregate of 7,234,500 shares of Common Stock. The Company used the proceeds from exercise of these warrants to reduce debt.

           On the MSA Effective Date (see Note 6, Related Party Transactions), the Company issued to Viacom 157,821 Series A Warrants, 157,821 Series B Warrants and 157,821 Series C Warrants. The Series A, Series B and Series C Warrants vest on the first, second and third anniversaries of the MSA Effective Date, respectively. All such vested warrants become exercisable on or after December 16, 1998, although such exercisability may be accelerated in certain circumstances. Each warrant entitles Viacom to purchase one share of Series A Preferred Stock of the Company. The exercise prices for the Series A, Series B and Series C Warrants per share of the Common Stock into which the Series A Preferred Stock is convertible are $10.375, $11.931 and $14.317, respectively.

           In April 1993, the Company adopted a stock option plan (the "1993 Plan"), whereby up to 6,000,000 shares of Common Stock may be granted to key employees, consultants and directors of the Company. In addition, in July 1995, the Company adopted the 1995 Long-Term Management Incentive Plan (the "1995 Plan") pursuant to which up to 3,000,000 shares of Common Stock may be granted to certain key employees and consultants of the Company. Options granted under the 1993 Plan and the 1995 Plan are nonqualified and were granted at a price equal to the fair market value at the date of grant. No options have been granted under the 1995 Plan.

           In connection with the MSA, all shares available for future grant and all options granted and outstanding relating to the Company's directors under the 1993 Plan were canceled if not exercised prior to the MSA Effective Date. Additionally, the vesting of all non-director employee options outstanding at the MSA Effective Date was accelerated to a date not later than November 24, 1995.

           The following summarizes stock option transactions for the years ended December 31 (see Note 16):

                                                                1996                 1995                 1994
                                                                ----                 ----                 ----
Options outstanding at beginning of year.................... 2,924,802            3,805,191           3,783,171
Granted.....................................................      --                794,861           1,589,676
Exercised...................................................  (170,000)          (1,377,855)           (928,331)
Canceled....................................................   --                  (297,395)           (639,325)
                                                             ----------          -----------          ----------
Options outstanding at end of year.......................... 2,754,802            2,924,802           3,805,191
                                                             ==========          ===========          ==========
Weighted average price of options outstanding at
    beginning of year....................................... $   10.47          $      7.92         $      4.64
Weighted average price of options exercised.................     $1.66          $      2.47         $      2.48
Prices of options outstanding at end of year................ $ 1.67 to          $   1.67 to         $   1.67 to


                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)


                                                             $   24.63          $     24.63         $     24.63
Weighted average price of options outstanding at
    end of year..............................................$   11.01          $     10.47         $      7.92
Vested options at end of year................................2,754,802            2,924,802             451,347
Options available for future grants at end of year...........  129,351              129,351           1,083,351



(12)  COMMITMENTS AND CONTINGENCIES

           In accordance with the Bankruptcy Code, the members of the Discovery Zone Group can seek court approval for the rejection of pre-petition executory contracts and real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the bankruptcy proceedings, the Discovery Zone Group rejected 91 real property leases during 1996 and one lease through March 1997. Additional real property leases and certain other executory contracts may be rejected in the future subject to Bankruptcy Court approval.

           Future minimum lease payments, where applicable, under noncancelable operating leases entered into and not rejected prior to December 31, 1996, are as follows:

1997................................................$       26,349
1998................................................        26,545
1999................................................        25,072
2000................................................        22,775
2001................................................        21,088
Thereafter..........................................        53,157
                                                           -------
                                                    $      174,986
                                                           =======

           Rental expense for operating leases during the years ended December 31, 1996, 1995 and 1994 amounted to approximately $41,137,000, $52,716,000 and
$28,379,000, respectively.

(13)  LEGAL MATTERS

           On November 28, 1994, Robert Kahn and Randy Stark, and on November 30, 1994, Robert Friedman, and on March 27, 1995, Bernard Weisburgh, on behalf of themselves and alleged classes of the Company's public stockholders, filed actions in the United States District Court for the Northern District of Illinois, against the Company and certain of the Company's former directors and officers and Donald F. Flynn (such directors, officers and Donald F. Flynn are collectively referred to herein as the "Individual Defendants"). Subsequently, the three actions were consolidated. The consolidated amended complaint alleges, among other things, that the Company and the Individual Defendants violated
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by improperly capitalizing preopening expenses, by failing to timely make public the anticipated costs to the Company of its acquisition of Leaps & Bounds and the Blockbuster Entities and the change in the method of accounting for preopening expenses, and by disseminating other releases and reports allegedly omitting or misrepresenting certain related information. As a result of the Discovery Zone Group's bankruptcy filing, the consolidated amended complaint was dismissed without prejudice on March 27, 1996. On April 5, 1996, the plaintiffs filed a motion to reinstate the litigation against the Company and Individual Defendants. The motion was denied with respect to the Company.

           From time to time, the Company is a party to a number of lawsuits and other legal matters, including claims relating to injuries which allegedly occurred at the Company's facilities and to alleged employment discrimination.

A portion of these claims may be covered by insurance. Management has estimated the potential liabilities resulting from such claims which arose subsequent to March 25, 1996 and which are not covered by insurance to be approximately $1,849,000 at December 31, 1996. This amount was recorded in accrued liabilities in the accompanying consolidated financial statements. Because this amount represents an estimate, it is reasonably possible that a change in this estimate may occur in the future. As discussed in Note 4, additional liabilities for claims related to legal matters are recorded in liabilities subject to compromise.

(14)  INCOME TAXES

           The federal statutory tax rate is reconciled to the effective tax rate for the years ended December 31 as follows:

                                                       1996          1995            1994
                                                     ---------------------------------------
Federal statutory rate (benefit)................      (34.0)%       (34.0)%         (34.0)%
Tax-exempt income...............................         --           --             (1.5)%
Change in valuation allowance...................       34.0%         35.0%           21.7%
                                                     ------        ------         -------
Effective tax rate (benefit)....................         --           1.0%          (13.8)%
                                                      =====        ======         =======

           Income tax provision (benefit) for the years ended December 31 consists of the following:

                            1996          1995           1994
                            ----          ----           ----
Current.....................$--         $    --      $     --
Deferred.................... --           4,000        (4,000)
                             --           -----        ------
                            $--         $ 4,000      $ (4,000)
                            ===         =======      ========

           The primary components that comprise the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                                              1996                 1995
                                                                     ---------------------------------------
Net operating loss carryforwards.................................... $      170,000       $       54,000
Difference between book and tax bases of acquired net assets........         18,500               18,500
Noncurrent asset revaluations.......................................         86,500              125,900
Other assets........................................................          6,000               18,200
Other liabilities...................................................        (19,500)              (7,600)
                                                                           --------              -------
Net deferred tax asset before valuation allowance...................        261,500              209,000
Valuation allowance.................................................       (261,500)            (209,000)
                                                                          ---------            ---------
Net deferred tax asset.............................................. $        --          $        --
                                                                     ==============       ===============

           The valuation allowance increased approximately $52,500,000 and $164,800,000 in 1996 and 1995, respectively. The Company has net operating loss carryforwards for federal tax purposes totaling approximately $458,650,000 which will expire as follows: $41,750,000 in 2008, $70,700,000 in 2009, $62,200,000 in
2010 and $184,000,000 in 2011. Due to an ownership change as defined by Section 382 of the Internal Revenue Code, a portion of the Company's operating loss carryforwards is subject to an annual limitation for the purpose of offsetting future taxable income.

           The federal income tax net operating loss carryforwards described above are not binding on the Internal Revenue Service and may be subject to adjustments which may be substantial in magnitude. Moreover, the net operating loss carryforwards will likely be reduced, and/or their use significantly limited, subsequent to the effective

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION) date of the Company's Plan of Reorganization (see Note 16) resulting from the discharge of indebtedness and an ownership change as defined under Section 382 of the Internal Revenue Code. In accordance with SOP 90-7, any realization of the benefit from tax net operating loss carryforwards subsequent to the effective date of the Company's Plan of Reorganization will result in an increase to equity.


           At December 31, 1996 and 1995, the Company's deferred tax valuation allowance was equal to its net deferred tax assets because in management's judgment, it is more likely than not that all of the net deferred tax asset will not be realized.

           The Company made no federal or state income tax payments in 1996, 1995 or 1994.

(15)  DEBTOR-IN-POSSESSION CREDIT FACILITY

           Pursuant to a final Order of the Bankruptcy Court dated May 20, 1996, the Discovery Zone Group was authorized to enter into a Revolving Credit Agreement dated April 30, 1996 (the "Revolving Credit Agreement") among Discovery Zone, as borrower, the other members of the Discovery Zone Group, as guarantors, and Madeleine LLC ("Madeleine"), as lender. Under the Revolving Credit Agreement, Madeleine agreed to lend Discovery Zone up to the aggregate principal amount of $17,000,000, inclusive of a $7,000,000 subfacility for the issuance of letters of credit. Under the Revolving Credit Agreement, Madeleine was granted (i) superpriority administrative expense claim status over administrative expenses of the Discovery Zone Group, (ii) first priority liens on and security interests in all of the Discovery Zone Group's owned and subsequently acquired unencumbered assets, (iii) liens on and security interests senior to any liens on or security interests in all owned or subsequently acquired unencumbered assets, other than collateral securing certain permitted liens, and (iv) junior liens on and security interests in collateral for such permitted liens. The Revolving Credit Agreement was amended by the First Amendment, dated as of May 28, 1996, which changed certain of the financial covenants contained in the Revolving Credit Agreement.

           In August, the Discovery Zone Group requested that Madeleine make available additional funds to insure the Discovery Zone Group sufficient liquidity to timely satisfy their postpetition obligations during the months of September and October, 1996. By motion dated August 16, 1996, the Discovery Zone Group requested authority from the Bankruptcy Court to enter into a Second Amendment to the Revolving Credit Agreement (the "Proposed Second Amendment"), which provided for, among other things, an increase from $17,000,000 to $20,000,000 in the aggregate principal amount of the loans available under the Revolving Credit Agreement and an adjustment to certain of the financial covenants therein.

           Both prior to and following the filing of the motion requesting authority to enter into the Proposed Second Amendment, the Discovery Zone Group conducted discussions with other prospective lenders regarding the provision of additional financing. These negotiations resulted in a commitment from Perry Partners L.P. ("Perry Partners") to provide financing on substantially the same terms as the Revolving Credit Agreement, as amended by the Proposed Second Amendment, but up to the aggregate principal amount of $25,000,000. Because of this opportunity to obtain additional credit, the Discovery Zone Group, with the consent of Madeleine, withdrew the motion requesting authority to enter into the Proposed Second Amendment at the hearing held on September 13, 1996.

           By Order dated October 25, 1996, the Discovery Zone Group obtained authority from the Bankruptcy Court to enter into a Replacement Revolving Credit Agreement (the "Replacement Credit Agreement"), among Discovery Zone, as borrower, the other members of the Discovery Zone Group, as guarantors, and Perry Partners, as lender. Under the Replacement Credit Agreement, Perry Partners agreed to lend Discovery Zone up to the aggregate principal amount of $25,000,000, inclusive of a $7,000,000 subfacility for the issuance of letters of credit. Perry Partners was granted (i) superpriority administrative expense claim status over administrative expenses of the Discover Zone Group,

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

(ii) first priority liens on and security interests in all of the Discovery Zone Group's owned or subsequently acquired unencumbered assets, (iii) liens on and security interests senior to any liens on or security interests in all owned or subsequently acquired encumbered assets, other than collateral for certain permitted liens, and (iv) junior liens on and security interests in collateral for such permitted liens.

           The Replacement Credit Agreement contains covenants similar to those contained in the Revolving Credit Agreement, as amended by the Proposed Second Amendment, including, among other things, the maintenance of certain financial ratios, prohibition against the incurrence of certain additional indebtedness, and prohibition against dividends. The Discovery Zone Group has used proceeds made available under the Replacement Credit Agreement to repay in full all outstanding obligations under the Revolving Credit Agreement, as amended by the First Amendment, and the Revolving Credit Agreement, as amended, has terminated. Approximately $16,250,000 of the $25,000,000 was used to satisfy all obligations under the Revolving Credit Agreement.

           During the fourth quarter of 1996, the Discovery Zone Group determined that it would require an additional $5,000,000 in postpetition financing to satisfy obligations which would become due and payable during the first quarter of 1997. By motion dated December 27, 1996, the Discovery Zone Group requested authority from the Bankruptcy Court to enter into a First Amendment to the Replacement Credit Agreement (the "First Replacement Amendment") pursuant to which the aggregate principal amount which may be advanced to the Discovery Zone Group by Perry Partners would be increased from $25,000,000 to $30,000,000. By interim order dated December 31, 1996, the amount which the Discovery Zone Group was authorized to borrow from Perry Partners was increased from $25,000,000 to $28,500,000. By final order dated March 4, 1997, this amount was increased to $30,000,000.

           At December 31, 1996, the Company had outstanding borrowings under the Replacement Credit Facility of $22,448,000. Those borrowings bear interest at prime plus 3.5% payable monthly (weighted average interest rate for 1996 and interest rate at December 31, 1996, of 11.75%). However, the Replacement Credit Facility also requires payment of certain fees as defined in the agreements plus an amount to be determined such that Perry Partners earns an internal rate of return, determined on an annualized basis, of 21% on all borrowings (which return will take into account all interest and fees). This additional interest of approximately $364,000 over fees and interest accrued at the stated rate is included as a post petition liability in the accompanying consolidated balance sheet at December 31, 1996, and is due and payable upon repayment of the loan.

(16)  JOINT PLAN OF REORGANIZATION

           In November 1996, the Company filed with the U.S. Bankruptcy Court a Joint Plan of Reorganization (the "Plan") with Birch Holdings LLC ("Birch") which sets forth a plan for repaying or otherwise compensating the Company's creditors in order of relative seniority of their respective claims while seeking to maintain the Company as a going concern. Specifically, the Plan provides for (i) the payment in full of certain administrative claims against the Company (those claims which arose after Petition Date); (ii) conversion of substantially all of the Company's liabilities subject to compromise, excluding taxes payable, to an equity interest in the Company, and (iii) cancellation of all of the prepetition equity interests in the Company, all as more fully described in the Plan. Among other things, the Plan is subject to approval by certain creditors, final confirmation by the Bankruptcy Court and the raising of approximately $70 million of exit financing to effectuate the terms of the Plan.


           The disclosure statement describing the Plan was mailed to creditors on March 26, 1997. If approved by the requisite number of creditors and confirmed by the Bankruptcy Court, the holders of the prepetition payable under the bank credit agreement will hold the majority of the outstanding new common shares of the Company. Birch has purchased certain of these prepetition claims from the original banks providing the credit facility. It is anticipated that Birch will hold more than 50% of the reorganized Company's new common shares.

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

(17)  OTHER CHARGES

           Certain of the Company's FunCenters generated increasing operating cash flow losses or marginal operating cash flows during 1995 and in the first quarter of 1996. These circumstances, in addition to the circumstances requiring the Discovery Zone Group to file voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, indicated that the carrying amounts related to these FunCenters may not be recoverable. Accordingly, management reviewed the intangibles, property and equipment related to these FunCenters for recoverability in accordance with SFAS No. 121 and determined that certain assets were impaired. For each FunCenter, the Company tested for impairment by computing the sum of the estimated future operating cash flows (undiscounted and without interest charges) and comparing that result to its carrying value. If such sum was less than the carrying value of the FunCenter's assets, an impairment condition was considered to exist and an impairment loss was recognized. The impairment loss recognized was measured as the amount by which the carrying amount exceeded the fair value of the FunCenter's assets.

           The estimate of fair value was determined using the present values of each FunCenter's estimated future operating cash flows. The Company recognized impairment losses in the fourth quarter of 1995 of approximately $306,212,000 resulting primarily from the writedown of intangibles, leasehold improvements, and equipment. Management's judgment is necessary to estimate future operating cash flows. Accordingly, actual results could vary from such estimates.

           In the second quarter of 1995, the Company recognized other charges relating to the reduction in carrying values of certain assets that management believes will not have continuing benefit under its new business plan. Such reduction would not have been materially different from the charges that would have resulted from the application of SFAS No. 121. These charges, which totaled approximately $44,002,000, resulted primarily from the writedown of certain entertainment facility equipment and, to a lesser extent, the writedown of property and equipment related to the relocation of the Company's headquarters.

           Additionally, in the second quarter of 1995, the Company recognized other charges of approximately $10,589,000 related to the provision of additional lease commitment reserves on certain previously closed entertainment facilities because of the inability to terminate leases on favorable terms.

           During the third quarter of 1994, the Company recognized other charges of $14,024,000 relating to the writedown of property and equipment and the provision of lease commitment reserves resulting from the elimination of certain duplicate entertainment facilities.

(18)  RESTRUCTURING COSTS

           In connection with the change in management effected by the MSA and the relocation of its headquarters offices from Chicago, Illinois to Fort Lauderdale, Florida, the Company recognized certain restructuring costs in the second quarter of 1995. These restructuring costs consist of employee termination benefits of approximately $7,903,000 and facility lease termination costs of approximately $3,454,000. The Company expected, and accrued the cost of, the termination of approximately 300 management and administrative employees in this regard. At December 31, 1995, the majority of such employees had been terminated and costs of approximately $6,579,000 had been paid and charged against the accrued liability. The Company completed all material aspects of the aforementioned restructuring by March 31, 1996.

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

(19)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

           The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 1995:



                                                   1ST QUARTER   2ND QUARTER    3RD QUARTER     4TH QUARTER          TOTAL
                                                   -----------   -----------    -----------     -----------      ------------
Revenue....................................      $      81,903   $     62,836  $     62,375    $     52,376      $    259,490
Other charges..............................              --            54,591           --          306,212           360,803
Restructuring costs........................              --            11,357           --             --              11,357
Operating income (loss)....................              5,676        (91,437)      (18,473)       (334,423)         (438,657)
Net income (loss)..........................              3,602        (98,115)      (19,933)       (334,799)         (449,245)
Income (loss) per common
and common equivalent share................      $        0.07   $      (1.85) $      (0.35)   $      (5.83)     $      (8.06)


           The sum of quarterly net income amounts, which assume full dilution where applicable, may not equal the full year since the computations of the weighted average number of common and common equivalent shares outstanding for each quarter and the full year are made independently.

(20)  CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING

           In 1994, the Company changed its method of accounting for certain pre-opening costs from one generally accepted accounting principle to another generally accepted accounting principle. Previously, the Company capitalized all pre-opening costs, which included salaries and other direct costs of opening a facility and amortized these costs over periods of up to two years. As a result of the acquisitions of Leaps and Bounds and the Blockbuster Entities, and the considerable market penetration by the Company during 1994 in a majority of the major domestic markets, the Company began expending pre-opening costs at the time of facility opening.

(21)  EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF
         INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         On July 18, 1997, the Company's Joint Plan of Reorganization with Birch was approved by the creditors and confirmed by the Bankruptcy Court. The Plan became effective on July 29, 1997 (the "Effective Date") and the Company emerged from bankruptcy as of that date. The Plan provides for (i) the payment in full of certain administrative claims against the Company (those claims which arose after the Petition Date); (ii) conversion of substantially all of the Company's liabilities subject to compromise (excluding taxes payable, lease assumption payments and certain other pre-petition liabilities permitted under the Plan) to an equity interest in the Company, and (iii) cancellation of all of the prepetition equity interests in the Company, all as more fully described in the Plan. Birch had purchased certain of these prepetition claims from the original banks providing a credit facility to the Company, resulting in ownership of 55.7% of the common stock of the reorganized Company (the "New Common Stock").

         Pursuant to the Plan, substantially all the Company's prepetition unsecured liabilities were converted to equity in exchange for units consisting of nine shares of New Common Stock and a ten-year warrant to purchase one share of New Common Stock at a price of $17.55 (the "Ten Year Warrants"). Such unsecured creditors will receive 4,000,000 shares of New Common Stock and 444,444 shares of New Common Stock have been reserved for issuance in connection with the Ten Year Warrants. As a result of the transactions which occurred on the Effective Date, indebtedness of $332,165,000 was discharged, resulting in an extraordinary gain of approximately $332,165,000.

                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

         In connection with its emergence from bankruptcy, the company raised $100 million through the issuance of $15 million of Convertible Redeemable Preferred Stock ("Preferred Stock") and $85 million of 13.5% Senior Secured Notes with Warrants, resulting in $93.8 million of net proceeds to the Company after deducting related offering costs (the "Exit Financing"). The proceeds were used to repay the Company's debtor-in-possession credit facilities and certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's emergence from bankruptcy. The Senior Secured Note holders also received warrants (the "Warrants") to purchase 805,154 shares of New Common Stock at $.01 per share exercisable through August 1, 2007, which represent approximately 12.5% of the fully diluted shares of New Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants and conversion of the Preferred Stock. The Preferred Stock is convertible at anytime into 1,191,626 shares of New Common Stock at an effective conversion price of $12.59 per common share, representing approximately 18.5% of the fully diluted shares of New Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants.

                                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)
                                          Valuation and Qualifying Accounts
                                                     Schedule II
                                                   (In thousands)

                                     BALANCE AT        ADDITIONS          AMOUNTS         BALANCE AT
                                     BEGINNING         CHARGED TO         WRITTEN           END OF
DESCRIPTION                           OF YEAR           EXPENSE             OFF              YEAR

ALLOWANCE FOR DOUBTFUL ACCOUNTS
1995.................................  $    36          $  2,149          $     --        $  2,185
1996.................................    2,185             1,093             2,304             974

RESERVE FOR OBSOLESCENCE
1995.................................      259               766                --           1,025
1996.................................    1,025                --               317             708

Note: No amounts have been presented for the year ended December 31, 1994 since these amounts were either immaterial to the consolidated financial statements or disclosed in the footnotes thereto.

Item 9. Changes in and Disagreements With Accountants and Accounting and Financial Disclosures

           Reference is made to the Current Report on Form 8-K dated July 9, 1997, the Current Report on Form 8-K dated June 10, 1996, the amendment to the Current Report on Form 8-K, dated June 11, 1996 and the Current Report on Form 8-K dated August 15, 1995.

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant


           The following table sets forth certain information concerning the executive officers and directors of the Company and the positions they hold.


NAME                               AGE                             POSITION
--------------------------------------     --------------------------------------------------------
Scott W. Bernstein.................37      Chief Executive Officer, President and Director
Sharon L. Rothstein................40      Senior Vice President, Marketing and Entertainment
Robert G. Rooney...................40      Senior Vice President, Chief Financial and
                                           Administrative Officer
Martin S. Davis....................70      Director
Greg S. Feldman....................41      Director
Douglas W. Rotatori................37      Director
L.G. Schafran......................59      Director
Christopher R. Smith...............33      Director
Paul D. Kurnit.....................49      Director

Background of Directors and Executive Officers

           Set forth below is a brief description of the business experience of the executive officers and directors of the Company. All of the named directors were named on the Effective Date.

           MR. BERNSTEIN has been Chief Executive Officer and President of the Company since December 1996 and was elected as a director on the Effective Date. Mr. Bernstein was hired by Wellspring in June of 1996 to assist with formulation of the Plan of Reorganization. From August 1994 until June 1996, Mr. Bernstein served as President of the Northeast operations of Six Flags Theme Parks Inc. ("Six Flags"), which included Six Flags Great Adventure and Six Flags Wild Safari Animal Park. From April 1992 until August 1994, Mr. Bernstein served in the following roles: (i)

Senior Vice President of Time Warner Enterprises, a strategic business development unit of Time Warner Inc.; (ii) Senior Vice President and General Counsel of Six Flags; and (iii) Senior Vice President, chief administrative and legal officer of Six Flags.

           MS. ROTHSTEIN has been Senior Vice President, Marketing and Entertainment of the Company since March 24, 1997. From April 1996 until March 1997, she was Vice President -- New Business at Nabisco. From 1987 until April 1996, she held several positions at Nabisco, including Senior Director -- New Business, Director -- Business Marketing, Product Manager -- Ritz, Product Manager -- New Products and Product Manager -- Snack Crackers.

           MR. ROONEY has been Senior Vice President, Chief Financial and Administrative Officer of the Company since February 1, 1997. From March 1994 until September 1996, Mr. Rooney served as Chief Financial Officer of Forschner Enterprises, a venture capital group, and from September 1992 to February 1994, Mr. Rooney served as a director and consultant on behalf of various investors and investment funds affiliated with Forschner Enterprises. From 1989 through 1992, Mr. Rooney served as Managing Director and Chief Financial Officer of The Signature Group, a merchant banking group specializing in troubled real estate. From 1986 through 1989, he served as Senior Vice President, Chief Financial Officer and Treasurer of Imagine Entertainment, Inc., a publicly held film and television production company. Mr. Rooney is a certified public accountant.

           MR. DAVIS was elected as a director of the Company on the Effective Date. Mr. Davis has been a managing partner of Wellspring Associates L.L.C. since January 1995. Prior to founding Wellspring, Mr. Davis served as Chairman and Chief Executive Officer of Gulf + Western Industries, Inc. and its successor company, Paramount Communications, Inc., from 1983 to 1994. Mr. Davis is a member of the Board of Directors of Lionel L.L.C., National Amusements, Inc., the parent company of Viacom Inc., the Western NIS Enterprise Fund (U.S. Government funded) and SLM International, Inc.

           MR. FELDMAN was elected as a director of the Company on the Effective Date. Mr. Feldman has been a managing partner of Wellspring since its inception in January 1995. From September 1990 until January 1995, he was a vice president in charge of acquisitions at Exor America Inc. (formerly IFINT-USA Inc.), the U.S. investment arm of the Agnelli Group. From September 1988 until September 1990, Mr. Feldman was vice president and co-founder of Clegg Industries, Inc., and investment firm. Mr. Feldman is a member of the Board of Directors of Lionel L.L.C. and Chartwell Re Corporation.

           MR. ROTATORI was elected as a director of the Company on the Effective Date. Mr. Rotatori has been a principal of Wellspring since September 1995. From 1991 until 1995, Mr. Rotatori was an Associate Director in the investment banking department of Bear, Stearns & Co. Inc. Mr. Rotatori is a member of the Board of Directors of SLM International, Inc.

           MR. SCHAFRAN was elected as a director of the Company on the Effective Date. Mr. Schafran has been a managing general partner of L.G. Schafran & Associates, a real estate and development firm, since 1984. Mr. Schafran is a member of the Board of Directors of several companies, including Comsat Corporation, Publicker Industries, Inc., Capsure Holdings Corporation, Sassco Corp., Leslie Fay Inc. and Glasstech, Inc., Chairman of the Executive Group of The Dart Group Corporation, Chairman of the Board of Directors of Delta-Omega Technologies, Inc. and a trustee of National Income Realty Trust.

           MR. SMITH was elected as a director of the Company on the Effective Date. Mr. Smith joined Wafra Investment Advisory Group, Inc. ("Wafra") in 1992, where he is a Vice President. From 1990 until 1992, Mr. Smith served as a Vice President of Kouri Capital Group, Inc., a merchant bank providing, among other things, privatization advisory service. Prior to joining Kouri Capital Group, Mr. Smith served as Assistant Vice President of Direct Equity Investment at Lambert Brussels Capital Corporation and, before that, as a Corporate Loan Officer at First Union National Bank.

           MR. KURNIT was appointed as director in accordance with the terms of the Plan of Reorganization as representative of the committee of pre-petition unsecured creditors of the Company. He will serve for a term of three years from the Effective Date. Mr. Kurnit's appointment was approved by the Bankruptcy Court at the confirmation hearing. Mr. Kurnit has been President of Griffin Bacal Inc. ("Griffin Bacal") since 1988.

SECTION 16A - BENEFICIAL OWNERSHIP COMPLIANCE

           Under the securities laws of the United States, the Company's directors and executive officers, and persons who own more than 10% of the Company's New Common Stock, are required to report their initial ownership of the Company's New Common Stock and any subsequent changes in that ownership to the Commission. The Company is currently working with its directors and executive officers, and persons who own more than 10% of the Company's New Common Stock to comply with Section 16a of the Exchange Act.

                         ITEM 11. EXECUTIVE COMPENSATION

           The following table and discussion summarize the compensation earned by the Company's Chief Executive Officer, President and Director and the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonuses (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during each of the last three years ended December 31, 1996. Mr. Bernstein became the Company's Chief Executive Officer on December 5, 1996.

                           SUMMARY COMPENSATION TABLE



                                                 ANNUAL COMPENSATION
-----------------------------------------------------------------------------------------------------------
                           (A)                          (B)         (C)          (D)                (E)

                        NAME AND                                                                 ALL OTHER
                        PRINCIPAL                                                              COMPENSATION
                        POSITION                       YEAR      SALARY($)     BONUS ($)          (1)($)
--------------------------------------------------     ----      ---------     ---------          ------
Scott W. Bernstein, Chief.........................     1996        30,204             --             --
  Executive Officer, President                         1995            --             --             --
  and Director(2)                                      1994            --             --             --
Donna Moore, President and........................     1996       412,500             --          2,699
  Chief Executive Officer                              1995        19,370        150,000         26,244
  and Director(2)                                      1994            --             --             --
Cynthia Cook, Vice President,.....................     1996        98,077          9,500         80,655
  Concept Development                                  1995        45,676             --         36,883
                                                       1994            --             --             --
Stanley Gerasimczyk, Vice President,..............     1996       135,000         25,000             --
  Operations                                           1995        28,558          6,210             --
                                                       1994            --             --             --
David Barclay, Vice President.....................     1996       135,508          5,000             --
  Legal(3)                                             1995        50,157         22,470             --
                                                       1994            --             --             --


(1) "Other Compensation" paid by the Company was related to relocation or severance compensation.

(2) Mr. Bernstein was hired on December 6, 1996. The amount set forth above represents payments made to Mr. Bernstein for the period December 6 through December 31, 1996.

(3) $22,470 of Mr. Barclay's bonus was paid by BlockBuster pursuant to a Management Services Agreement with the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

           None.

COMPENSATION OF DIRECTORS

           The Directors do not receive any fee for their services; however, they are reimbursed for all out-of-pocket expenses incurred in connection with attending meetings of the Company's Board of Directors.

OPTION AND SAR GRANTS IN FISCAL YEAR 1996

           The Company granted no options, restricted stock awards, stock appreciation rights or other long-term incentive payments in 1996.

OPTION AND SAR EXERCISES IN FISCAL 1996 AND YEAR-END OPTION AND SAR VALUES

           In 1996, there were no exercises of options by any of the Named Executive Officers or SARs issued by the Company.

EMPLOYMENT AGREEMENTS

           On July 21, 1997, the Company entered into an employment agreement with Mr. Bernstein providing for his employment as Chief Executive Officer, President and Director. The agreement with Mr. Bernstein expires on January 1, 2001. The agreement provides for a base salary of $440,000 per year, with annual increases of $40,000 beginning January 1, 1998. In addition, the agreement provides an annual bonus, equal to 2.0% of EBITDA, with a minimum guaranteed amount for 1997 of $200,000, and provides for the reimbursement of certain other business related expenses.

           On August 1, 1997, the Company entered into an employment agreement with Ms. Rothstein providing for her employment as Senior Vice President, Marketing and Entertainment. The agreement with Ms. Rothstein expires on December 31, 2000. The agreement provides for a base salary of $185,000 per year (plus performance bonuses based on the achievement of certain objectives).

           On August 1, 1997, the Company entered into an employment agreement with Mr. Rooney providing for his employment as Senior Vice President, Chief Financial Officer and Administrative Officer. The agreement with Mr. Rooney expires on December 31, 2000. The agreement provides for a base salary of $185,000 per year (plus performance bonuses based on the achievement of certain objectives).

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The Company's Board of Directors does not currently have a compensation committee. The Company's Board of Directors as a whole is responsible for determining executive compensation matters. Mr. Bernstein serves on the Company's Board of Directors and as Chief Executive Officer and President of the Company.

STOCK INCENTIVE PLAN

           The Company did not grant options to purchase shares of the Company's New Common Stock to any of the Named Executive Officers in 1996. All of the Company's option plans and equity securities in existence prior to the Effective Date were cancelled pursuant to the Plan of Reorganization. The Company adopted the 1997 Stock Incentive Plan in connection with the Plan of Reorganization. Pursuant to their respective employment agreements, the Company granted to Mr. Bernstein, Ms. Rothstein and Mr. Rooney options to purchase 357,485 shares, 89,500 shares, and 89,500 shares, respectively, of the Company's New Common Stock at an exercise price of $11.88 per share. One third of such options vested on January 1, 1998. One third of such options will vest on January 1, 1999 and the remaining one third will vest on January 1, 2000. Such options vest in their entirety upon the incurrence of a "Change of Control." The Board of Directors of the Company may amend or modify the Stock Incentive Plan at its discretion in accordance with the Company's Certificate of Incorporation and By-laws. The Stock Incentive Plan terminates ten years after the Effective Date. Shares of New Common Stock subject to the Stock Incentive Plan represent up to a maximum of 10% of the outstanding shares of New Common Stock after giving effect to the issuance of the Ten Year Warrants and the Unit Warrants. The Company has reserved 715,692 shares of New Common Stock for issuance under this Stock Option Plan.

           The Stock Incentive Plan is administered by the Board of Directors (the "Board") and provides for the grant to eligible officers and employees of "Incentive Stock Options" or "NonQualified Stock Options" (together, the "Stock Options"), or both, to purchase shares of the Company's New Common Stock at no less than its fair market value at the date of grant, in any such case subject to the discretion of the Board. Pursuant to the Stock Incentive Plan, the Board may also grant Stock Appreciation Rights. The

Board will fix the term of each Stock Option; provided that no Incentive Stock Option will be exercisable more than ten years after the date of grant. Stock Options may be exercised in whole or in part, at any time during the option term by giving written notice of exercise to the Company and, for a limited time, upon the death, disability or retirement of the optionee. No Stock Option will be transferable by the optionee other than by will, by the laws of descent and distribution, or, in the case of a NonQualified Stock Option, as permitted under the applicable option agreement. The Company may cash out a portion of the shares of New Common Stock upon exercise of the Stock Options. The Stock Incentive Plan allows the optionee to demand cash for its option upon a Change of Control (as defined therein) of the Company.

           The Stock Incentive Plan also provides for grants of Restricted Stock (as defined therein). The Board may designate an award of Restricted Stock (an "Award") which vests upon the attainment of certain specified performance goals set by the Board. Prior to the letter of expiration of the applicable restricted period and attainment of such performance goals, a participant may not sell, assign, transfer, pledge or otherwise encumber shares of Restricted Stock other than to pledge the Restricted Stock as security for a loan to provide funds to pay the exercise price for the Stock Options. Holders of Restricted Stock will have all of the rights of a stockholder of the New Common Stock. Any Restricted Stock must be forfeited upon termination of employment.

           The Stock Incentive Plan also provides for grants of Performance Units (as defined therein). The Board may designate an award of Performance Units and may condition any settlement thereof upon attainment of specified performance goals. Performance Units may not be sold, assigned, transferred, pledged or otherwise encumbered during the award cycle. Upon achievement of such performance goals, the Board will deliver to the participant either shares of New Common Stock equal to the number of Performance Units or cash equal to the fair market value of such number of shares of New Common Stock.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS

           The Company made no LTIP Awards in 1996 or 1997.

PENSION PLAN

           The Company had no pension plan in place in 1996 or 1997.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following tables set forth certain information concerning the beneficial ownership of shares of New Common Stock on September 30, 1997, by:
(i) each stockholder known by the Company to beneficially own more than 5% of the outstanding New Common Stock; (ii) each of the Named Executive Officers;
(iii) each of the Company's directors; and (iv) all directors and executive officers of the Company as a group.



BENEFICIAL OWNER                                                      SHARES OF                      PERCENT
                                                                  BENEFICIALLY OWNED              BENEFICIALLY
                                                                    COMMON STOCK (1)                OWNED (2)
                                                            -----------------------------     --------------------
Birch Holdings L.L.C. (3)..........................                     2,229,622                     55.7%
Martin S. Davis (3)................................                     2,229,622                     55.7
Greg S. Feldman (3)................................                            --                       --
Douglas W. Rotatori (3)............................                            --                       --
Balfour Investors Incorporated (3).................                       607,154                     13.9
L.G. Schafran (3)..................................                            --                       --
Wafra Investment Advisory Group, Inc. (4)..........                     1,191,626                     23.0
Christopher R. Smith (5)...........................                            --                       --
Paul D. Kurnit (6).................................                        48,931                      1.2
Scott W. Bernstein (7).............................                       119,282                      2.9
Robert L. Rooney (7)...............................                        29,833                       .7
Sharon L. Rothstein (7)............................                        29,833                       .7
Directors and executive officers as a
group (3)(5)(6)(7).................................                     3,649,129                     67.9


---------------

(1) In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of New Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding.

(2) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of New Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Birch Acquisition L.L.C., an affiliate of Wellspring ("Birch Acquisition"), beneficially owns approximately 98% of the economic interest and has voting power over 100% of Birch Holdings. The remaining 2% of the economic interest of Birch Holdings is held by affiliates of Balfour Investors Incorporated ("Balfour"). A separate affiliate of Balfour beneficially owns approximately 5% of the New Common Stock (the "Balfour Shares"). Birch Acquisition is co-managed by Mr. Davis and Greg S. Feldman. In his capacity as managing member of Birch Acquisition, Mr. Davis exercises voting and dispositive power over the shares of New Common Stock held by Birch Acquisition. Birch Holdings and Mr. Davis disclaim beneficial ownership of the Balfour Shares and neither Birch Holdings nor Mr. Davis have dispositive power over the Balfour Shares. L.G. Schafran, a director of the Company nominated by Balfour, disclaims voting and dispositive power over the shares of New Common Stock beneficially owned by Balfour, and Mr. Feldman and Douglas W. Rotatori disclaim voting and dispositive power over the shares of New Common Stock beneficially owned by Birch Acquisition.

(4) Wafra owns the Convertible Preferred Stock which, by its terms, is immediately convertible into 18.5% of the fully diluted shares of New Common Stock (after giving effect to the issuance of the Unit Warrants and the Ten Year Warrants, but before giving effect to the Stock Options expected to be granted under the Stock Incentive Plan).

(5) Christopher R. Smith, a director of the Company nominated by Wafra, disclaims voting and dispositive power over the shares of New Common Stock beneficially owned by Wafra.

(6) Paul D. Kurnit is the director of the Company nominated by certain classes of pre-petition creditors of the Company pursuant to the Plan of Reorganization, including Griffin Bacal, a pre-petition creditor of the Company all of which Mr. Kurnit is an officer. Mr. Kurnit, individually, is the beneficial owner of less than 5.0% of the outstanding New Common Stock.

(7)        Represents the vested portion of stock options granted to Mr.
           Bernstein, Mr. Rooney and Ms. Rothstein. The Company's Board of Directors has granted Stock Options to Mr. Bernstein with respect to 357,845 shares of New Common Stock, to Mr. Rooney with respect to 89,500 shares of New Common Stock and to Ms. Rothstein with respect to 89,500 shares of New Common Stock, one-third of all of which has vested.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           As required under the Plan, the Company reimbursed Wellspring $1.1 million in connection with out-of-pocket expenses incurred in connection with its joint sponsorship of the Plan. In addition, an officer of Griffin Bacal, the Company's advertising agency, serves as a director of the Successor Company. The Company paid $7.0 million to Griffin Bacal, for media purchases on behalf of and creative services provided to, the Company during the nine months ended September 30, 1997. Management believes that the terms of the agreement with Griffin Bacal are on terms at least as favorable to the Company as the Company could have received from an independent third party.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Reference is made in the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(a)(2)       Financial Statement Schedules:

             Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 1996 and 1995 are submitted herewith.

(a)(3) The exhibits to this Report are listed in the Exhibit Index which appears elsewhere in this Report and is incorporated herein by reference.

(a)(4)       Reports on Form 8-K

             The Company filed a Current Report on Form 8-K dated January 12, 1996 reporting under Item 5 that the Company obtained a $10,000,000 interim working capital loan.

             The Company filed a Current Report on Form 8-K dated February 1, 1996 reporting under Item 5 that the Company is considering all alternatives to meet its cash requirements, including a reorganization under Chapter 11 of the United States Bankruptcy Code, to allow it access to working capital and restructure its indebtedness.

             The Company filed a Current Report on Form 8-K dated February 6, 1996 reporting under Item 5 that the Company did not make the scheduled repayments of principal or interest on the $10,000,000 interim working capital loan it obtained on January 12, 1996.

             The Company filed a Current Report on Form 8-K dated March 1, 1996 reporting under Item 5 that Donald Flynn resigned as the non-executive Chairman of the Company and from the Board of Directors.

             The Company filed a Current Report on Form 8-K dated March 19, 1996 reporting under Item 5 that Steven R. Berrard resigned as Chief Executive Officer of the Company and from the Board of Directors.

             The Company filed a Current Report on Form 8-K dated March 25, 1996 reporting under Item 3 that the Company and nineteen subsidiaries filed petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

             The Company filed a Current Report on Form 8-K dated March 27, 1996 reporting under Item 5 that J. Brian McGrath resigned from the Board of Directors.

             The Company filed a Current Report on Form 8-K dated April 1, 1996 reporting under Item 5 its preliminary results for fiscal year 1995.

             The Company filed a Current Report on Form 8-K dated May 7, 1996 reporting under Item 5 that the Company and its subsidiaries have entered into a Revolving Credit Agreement.

             The Company filed a Current Report on Form 8-K dated May 22, 1996 reporting under Item 5 that its common stock, par value $0.01 and its Liquid Yield Option Notes due 2013 will be delisted from the Nasdaq Stock Market.

             The Company filed a Current Report on Form 8-K dated June 10, 1996 and an amendment on a Current Report on Form 8-K/A dated June 11, 1996 reporting under
             Item 4 that it was informed by its independent accountants, Price Waterhouse LLP ("PW"), that PW declined to stand for re-election as the Company's independent accountants for the year ending December 31, 1996.

             The Company filed a Current Report on Form 8-K dated June 20, 1996 reporting under Item 5 that the Company has appointed James M. Rippe, M.D. to its Board of Directors.

             The Company filed a Current Report on Form 8-K dated October 2, 1996 reporting under Item 5 that the Company intends to borrow $19,000,000 under the Revolving Credit Agreement on October 2, 1996.

             The Company filed a Current Report on Form 8-K dated November 14, 1996 reporting under Item 5 that the Company and Birch Holdings L.L.C. filed a Joint Plan of Reorganization for the Company.

             The Company filed a Current Report on Form 8-K dated July 9, 1997 reporting under Item 4 that Ernst & Young LLP was hired as the Company's independent accountants.

             The Company filed a Current Report on Form 8-K dated August 4, 1997 reporting under Item 5 the release of two press releases relating to the effectiveness of the Plan and the cancellation of the Company's then-existing common stock.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elmsford, New York on January 16, 1998.


                                             DISCOVERY ZONE, INC.


                                             By: /s/ Scott W. Bernstein
                                                ___________________________
                                                Name:  Scott W. Bernstein
                                                Title: CHIEF EXECUTIVE
                                                       OFFICER, PRESIDENT
                                                       AND DIRECTOR

           Pursuant to the requirements of the Securities Exchange Act of 1934, this has been signed by the following persons in the capacities indicated on January 16, 1998.


            NAME                            TITLE

 /s/ Scott W. Bernstein
---------------------------------- Chief Executive Officer,
  Scott W. Bernstein               President and Director

  /s/ Martin S. Davis
----------------------------------
   Martin S. Davis                 Director

 /s/ Greg S. Feldman
----------------------------------
   Greg S. Feldman                 Director

 /s/ Douglas W. Rotatori
----------------------------------
 Douglas W. Rotatori               Director

----------------------------------
    L.G. Schafran                  Director

----------------------------------
 Christopher R. Smith              Director

----------------------------------
    Paul D. Kurnit                 Director

 /s/ Robert G. Rooney
---------------------------------- Senior Vice President, Chief
   Robert G. Rooney                Financial and Administrative
                                   Officer

 /s/ Leighton J. Weiss
----------------------------------
  Leighton J. Weiss                Vice President and Controller
                                   (Chief Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER

  +1.1 Purchase Agreement, dated July 15, 1997, between the Registrant and Jefferies & Company, Inc., as the initial purchaser (the "Initial Purchaser").

   2.1 The Third Amended Joint Plan of Reorganization of the Registrant, dated March 11, 1997 (incorporated by reference from the Current Report on Form 8-K of the Registrant, dated July 9, 1997).

  +2.2 Agreement and Plan of Merger, dated as of July 28, 1997, between Discovery Zone Children's Amusement Corp. and the subsidiaries of the Registrant listed therein.

  +2.3 Agreement and Plan of Merger, dated as of July 29, 1997, between the Registrant and Discovery Zone Children's Amusement Corporation.

  +3.1     Amended and Restated Certificate of Incorporation of the Registrant.

  +3.2     Amended and Restated By-laws of the Registrant.

  +4.1 Indenture, dated as of July 22, 1997, among Registrant, as issuer, Discovery Zone Limited, Discovery Zone (Puerto Rico), Inc. and Discovery Zone Licensing, Inc., as guarantors (the "Guarantors") and State Street Bank and Trust Company, as trustee (the "Trustee").

   4.2     Form of Exchange Note (included in Exhibit 4.1).

  +4.3 Registration Rights Agreement, dated as of July 22, 1997, between the Registrant and the Initial Purchaser.

  +4.4 Warrant Agreement, dated as of July 22, 1997, between the Registrant and State Street Bank and Trust Company, as warrant agent.

  +4.5 Escrow and Security Agreement, dated as of July 22, 1997, among the Registrant, as pledgor, the Initial Purchaser Inc. and the Trustee, as collateral agent.

  +4.6 Pledge Agreement, dated as of July 22, 1997, between the Registrant and the Trustee, as collateral agent.

  +4.7 Security Agreement, dated as of July 22, 1997, between the Registrant and the Trustee, as collateral agent.

  +4.8 Subsidiary Pledge Agreement, dated as of July 22, 1997, between the Guarantors and the Trustee, as collateral agent.

  +4.9 Subsidiary Security Agreement, dated as of July 22, 1997, between the Guarantors and the Trustee, as collateral agent.

  +4.10 Collateral Assignment of Patents, Trademarks and Copyrights, dated as of July 22, 1997, among the Registrant, as assignor, the Guarantors, as assignors and the Trustee, as assignee.

  +4.11 Assignment and License Agreement, dated as of July 29, 1997, among the Registrant, as assignor, the Guarantors, as assignors, and DZ Party, Inc., as assignee.

  +4.12 Form of Intercreditor Agreement, dated as of July 22, 1997, between a lender and the Trustee, as collateral agent.

  +4.13 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Trustee, as mortgagee, related to property located in Hamilton County, Ohio.

EXHIBIT
NUMBER

  +4.14 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Trustee, as mortgagee, related to property located in Cook County, Illinois.

  +4.15 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Trustee, as mortgagee, related to property located in Cobb County, Georgia.

  +4.16 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Trustee, as mortgagee, related to property located in Franklin County, Ohio.

  +4.17 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Trustee, as mortgagee, related to property located in Macomb County, Michigan.

  +4.18 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Trustee, as mortgagee, related to property located in Anoka County, Minnesota.

  +4.19 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Trustee, as mortgagee, related to property located in Philadelphia County, Pennsylvania.

  +4.20 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Trustee, as mortgagee, related to property located in Marion County, Indiana.

  +4.21 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Trustee, as beneficiary, relating to property located in Dallas County, Texas.

  +4.22 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Trustee, as beneficiary, relating to property, located in Bexar County (San Antonio), Texas.

  +4.23 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Trustee, as beneficiary, relating to property located in Tarrant County, Texas.

  +4.24 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Trustee, as beneficiary, relating to property located in Bexar County (Leon Valley), Texas.

  +4.25 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Trustee, as beneficiary, relating to property located in Fort Bend County, Texas.

  +4.26 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Chicago Title Insurance Company, as trustee and the Trustee, as beneficiary, relating to property located in Clark County, Washington.

EXHIBIT
NUMBER

  +4.27 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, The Public Trustee of Arapahoe County, Colorado, as trustee and the Trustee, as beneficiary, relating to property located in Arapahoe County, Colorado.

  +4.28 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, The Public Trustee of Douglas County, Colorado, as trustee and the Trustee, as beneficiary, relating to property located in Douglas County, Colorado.

 ++4.29 Open-end Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Amended and Restated), dated as of July 29, 1997, among the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Hamilton County, Ohio.

 ++4.30 Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Cook County, Illinois.

 ++4.31 Amended and Restated Deed to Secure Debt and Security Agreement, dated as of July 29, 1997, among the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property in Cobb County, Georgia.

 ++4.32 Open-end Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Amended and Restated), dated as of July 29, 1997, among the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Franklin County, Ohio.

 ++4.33 Amended and Restated Mortgage, dated as of July 29, 1997, among the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Macomb County, Michigan.

 ++4.34 Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Anoka County, Minnesota.

 ++4.35 Amended and Restated Open-end Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property in Philadelphia County, Pennsylvania.

 ++4.36 Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property in Marion County, Indiana.

 ++4.37 Amended and Restated Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and McDonald's Corporation, as beneficiary, relating to property located in Bexar County (San Antonio), Texas.

 ++4.38 Amended and Restated Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and McDonald's Corporation, as beneficiary, relating to property located in Tarrant County, Texas.

 ++4.39 Amended and Restated Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and McDonald's Corporation, as beneficiary, relating to property located in Bexar County (Leon Valley), Texas.

 ++4.40 Amended and Restated Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture
                                             64

EXHIBIT
NUMBER

           Filing, dated as of July 29, 1997, among the Registrant, as grantor (borrower), McDonald's Corporation, as grantee (lender) and Chicago Title Insurance Company, as grantee (trustee), relating to property located in Clark County, Washington.

 ++4.41 Amended and Restated Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, The Public Trustee of Arapahoe County, Colorado, as trustee and McDonald's Corporation, as beneficiary, relating to property located in Arapahoe County, Colorado.

 ++4.42 Amended and Restated Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, The Public Trustee of Douglas County, Colorado, as trustee and McDonald's Corporation, as beneficiary, relating to property located in Douglas County, Colorado.

 ++4.43 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Hamilton County, Ohio.

 ++4.44 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Cook County, Illinois.

 ++4.45 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Cobb County, Georgia.

 ++4.46 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Franklin County, Ohio.

 ++4.47 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Macomb County, Michigan.

 ++4.48 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Anoka County, Minnesota.

 ++4.49 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Philadelphia County, Pennsylvania.

 ++4.50 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Marion County, Indiana.

 ++4.51 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Bexar County (San Antonio), Texas.

 ++4.52 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Tarrant County, Texas.

 ++4.53 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Bexar County (Leon Valley), Texas.

 ++4.54 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Clark County, Washington.

 ++4.55 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as

EXHIBIT
NUMBER

           collateral agent, and McDonald's Corporation, related to property located in Arapahoe County, Colorado.

 ++4.56 Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Douglas County, Colorado.

 ++4.57 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Independence, Missouri.

 ++4.58 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Royal Palm, Florida.

 ++4.59 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Cincinnati, Ohio.

 ++4.60 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Greenfield, Wisconsin.

 ++4.61 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Webster, Texas.

 ++4.62 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Houston, Texas.

 ++4.63 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Manchester, Missouri.

 ++4.64 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Rancho Cucomonga, California.

 ++4.65 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Amherst, New York.

 ++4.66 Secured Rejection Note of McDonald's Corporation, dated as of July 29, 1997.

++10.1 Employment Agreement, dated as of July 21, 1997, between the Registrant and Scott W. Bernstein.

++10.2 Employment Agreement, dated as of August 1, 1997, between the Registrant and Robert G. Rooney.

++10.3 Employment Agreement, dated as of August 1, 1997, between the Registrant and Sharon L. Rothstein.

++10.4     1997 Stock Incentive Plan.

 +12.1     Statements re computation of ratios.

  16.1 Letter re change in certifying accountant (incorporated by reference from the Current Report on Form 8-K of the Registrant, dated June 3,
           1996).

 +21.1     List of Subsidiaries of the Registrant.

EXHIBIT
NUMBER


 +24.1     Power of Attorney (included on signature page).

++27.1     Financial Data Schedule.

-------------------

+ Incorporated by reference from the Registration Statement on Form S-4 of the Company, dated November 19, 1997.

++ Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 of the Company, dated December 9, 1997.