Form 10-K/A
period 1996-12-31
DISCOVERY ZONE INC
filed 1998-01-30
CIK 900392

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------
                                    FORM 10-K/A

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


           STRONG BRAND RECOGNITION AND CONTINUED POPULARITY OF THE DZ CONCEPT. DZ remains a highly recognized brand name with significant market appeal, with approximately 21 million visits in 1996 at the Company's 206 remaining FunCenters. As more fully described herein, a survey by the Gallup Organization of consumers in the Company's target demographic groups revealed that the Company's total brand awareness is 95%. In addition, a survey by Kids Research Unlimited in 1996 revealed that 56% of 288 children surveyed between ages five and 11 preferred playing at DZ as compared to playing video games (32%) and watching television (12%). This survey also revealed that DZ remains the children's "favorite indoor play place," named by 35% of respondents as compared to Chuck E. Cheese, which was named by 32% of respondents. The survey indicated that DZ was the preferred site for such children's next birthday party among directly competing indoor play concepts, with 40% of respondents choosing DZ as compared with 29% of respondents choosing Chuck E. Cheese.


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

           COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994.


                  REVENUE. Total revenue was $181.7 million, $259.5 million and $180.6 million in 1996, 1995 and 1994, respectively. The decrease of 30% in 1996 from 1995 resulted primarily from the decrease in the number of FunCenters in operation and a reduction in average sales per FunCenter. The decrease in same store average sales per FunCenter of approximately 17% was primarily due to disruptions in the business associated with the Company's bankruptcy filing, reduced and ineffective marketing programs in 1996 as compared to 1995, and a lack of new attractions at the FunCenters. The increase of 44% in total revenue from 1994 to 1995 resulted primarily from the increased number of FunCenters in operation during 1995.


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

                  In connection with the Plan of Reorganization, substantially all of the Company's pre-petition debt facilities and other obligations to creditors were restructured, repaid or eliminated including certain pre-petition tax claims, the McDonald's Note and the McDonald's Rent Deferral Secured Notes. The Company holds for sale certain parcels of undeveloped land which secure the McDonald's Notes. To the extent closings on such sales occur prior to the due date for debt services, the net proceeds for such sales would be available to be applied on account of such payments.

                  For the seven months ended July 31, 1997 and the two months ended September 30, 1997, the Company generated cash of $47,000 and used cash of $12.1 million, respectively, from operations before reorganization expenses. In 1995, the Company's operations used approximately $59.1 million of cash, which decreased in 1996 to a net cash use of $36.2 million before reorganization costs. This decrease can be attributed primarily to the Company's net losses and changes in working capital. During 1997, the Company had operating losses and the changes in cash generated (used in) operations primarily resulted from changes in other working capital items. The reduction in cash used by operations during the 1997 periods is primarily attributable to Phase 1 of the Company's Turnaround Plan.

                  The Company will use approximately $26.7 million received from the offering of the Private Notes and the Convertible Preferred Stock to finance capital expenditures, for working capital and for general corporate purposes. The Company expects to make approximately $20-$25 million in capital expenditures in the eighteen-month period following the Effective
Date in connection with its capital improvement program under the Turnaround Plan, depending upon the success of the Turnaround Plan. Following completion of certain programs expected to increase its operating cash flow under the Turnaround Plan, the Company also expects to use cash to build new FunCenters.

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

                  On September 30, 1997 the Company had an unrestricted cash balance of approximately $30.2 million. The Company also had $21.7 million in cash and investments in the Escrowed Interest Account on September 30, 1997, which amount is dedicated to making scheduled payments of interest on the Private Notes and the Exchange Notes through August 1, 1999. Subject to the Company's ability to generate positive cash flow from operations as a result of the successful implementation of the Turnaround Plan, the Company believes that its existing capital resources will provide sufficient funds, for twelve months following the Exchange Offer, to finance the Company's operations in the ordinary course and to fund its debt service requirements and the initial phase of its renovation program and other capital expenditures.

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

                  While the Company's Private Notes contain restrictions on additional indebtedness, the Company is permitted to borrow up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations or purchase money obligations. If the implementation of the Turnaround Plan is not successful and the Company is unable to generate sufficient operating funds to pay the interest on the Exchange Notes and to fund its other capital requirements, including current and future operating losses, if any, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms. If it becomes necessary for the Company to raise additional capital, the Company would be limited by the terms of the Indenture to issuing additional equity. There can be no assurance that capital would be available from any of the sources permitted under the Indenture.

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


                  At July 31, 1997, the Company's NOLs were approximately $160.0 million. It is estimated that the use of the Company's NOLs will be limited to approximately $4.0 million per year.


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

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 2, 13 and 16 (this Note is not included in the current financial statements) to the financial statements, the Company has suffered increasing operating cash flow losses, is in default of certain indebtedness and has on March 25, 1996 filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16 (this Note is not included in the current [6~financial statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

[6~                   DISCOVERY ZONE, INC. (DEBTOR-IN-POSSESSION)

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

(21)  SUMMARIZED COMBINED FINANCIAL INFORMATION

         The following sets forth summarized combined financial information of Discovery Zone (Canada) Limited (formerly Discovery Zone Children's Amusement Canada Corporation) and Discovery Zone (Puerto Rico), Inc., which are subsidiary guarantors under the Senior Secured Note financing secured by the Company in connection with its emergence from bankruptcy (see Note 22). Separate financial statements of these subsidiary guarantors are not included as the subsidiaries guarantee the Senior Secured Notes on a full, unconditional, and joint and several basis and are wholly-owned subsidiaries of the Company. Non-Guarantor subsidiaries under the financing are inconsequential.



                                                                                  December 31,
                                                                                 -------------
                                                                                 1996     1995
                                                                                 ----     ----
                                                                                 (in thousands)
Current assets................................................................  $   682   $  772
Noncurrent assets.............................................................    3,925    4,384
Current liabilities...........................................................      144      779
Noncurrent liabilities(1).....................................................    9,627    8,826


                                                                             1996    1995    1994
                                                                            ------  ------  ------
Net Revenue............................................................     $6,637 $ 7,991  $2,575
Operating expenses.....................................................      7,561  12,018   2,993
Net loss...............................................................       (753) (4,001)   (418)

(1)  Includes $9,175 and $8,583 of intercompany liabilities at December 31, 1996 and 1995, respectively, that eliminate in the respective accompanying consolidated balance sheets.



(22)  EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF
         INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

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

                                    PART III

           Item 10. Directors and Executive Officers of the Registrant


           The following table sets forth certain information concerning the executive officers and directors of the Company and the positions they hold.



NAME                               AGE                             POSITION
--------------------------------------     ----------------------------------------------------------
Scott W. Bernstein.................37      Chief Executive Officer, President and Director
Sharon L. Rothstein................40      Senior Vice President, Marketing and Entertainment
Robert G. Rooney...................40      Senior Vice President, Chief Financial and
                                           Administrative Officer
Andrew M. Smith....................45      Vice President, Real Estate, General Counsel and Secretary
Leighton J. Weiss..................46      Vice President and Controller
Stan Gerasimczyk...................43      Vice President, Store Operations
David Nicholson....................44      Vice President, Construction and Facilities Maintenance
Martin S. Davis....................70      Director
Greg S. Feldman....................41      Director
Douglas W. Rotatori................37      Director
L.G. Schafran......................59      Director
Christopher R. Smith...............33      Director
Paul D. Kurnit.....................49      Director


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


           MR. SMITH joined the Company as Vice President-Real Estate and General Counsel on October 20, 1997 and has served as Secretary since November 14, 1997. From June 1996 to October 1997, Mr. Smith served as a Managing Director of Alpine Consulting, a real estate consulting firm. From January 1995 to May 1996, he served as the Vice President--Operations and as a director of Influence, Inc., a medical device manufacturer. From 1986 to 1994, Mr. Smith was a real estate partner with Weil, Gotshal & Manges LLP, an international law firm.

           MR. WEISS has been Controller of the Company since 1996 and in 1997 he was named Vice President of Finance. He joined the Company in July 1995, serving as Assistant Controller. Mr. Weiss held various positions as a controller or finance manager within the music division of Blockbuster Entertainment from January 1994 through June 1995. Prior to that, he served as Controller and Director of Accounting for Sound Warehouse, Inc. from October 1988 to January 1994. Prior to joining Sound Warehouse, Inc., Mr. Weiss held various positions for Arthur Andersen LLP, where he achieved the position of manager in the audit and financial consulting division.

            MR. GERASIMCZYK joined the Company in October 1995 as Vice President of Store Operations. From February 1995 to October 1995 he worked for Liz Clairborne Retail Division. From October 1994 to February 1995 he was the Vice President Director of Stores for The Nature Co. From June 1987 to October 1994 he was Regional Director of Operation -- East for the Disney Store, Inc.

            MR. NICHOLSON joined the Company in July 1997 as Vice President of Construction and Facilities Maintenance. From 1992 to 1997, he served as Director of Construction with Barnes & Noble Inc., the largest U.S. book retailer, where he led the design, construction and maintenance functions during a four-year development of over 300 stores. From 1984 to 1992, he was the Architectural Manager in various design and development positions of Toys "R" Us and Kids "R" Us. Mr. Nicholson is a Registered Architect.


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

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elmsford, New York on January 29, 1998.


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

++++4.12 Form of Intercreditor Agreement, dated as of July 22, 1997, between a lender and the Trustee, as collateral agent.


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

 ++10.4    1997 Stock Incentive Plan.


+++12.1    Statements re computation of ratios.


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

++27.1     Financial Data Schedule.

-------------------

+ Incorporated by reference from the Registration Statement on Form S-4 of the Company, dated November 19, 1997.

++ Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 of the Company, dated December 9, 1997.

+++ Incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-4 of the Company, dated January 13, 1998.

++++ Incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 of the Company, dated January 28, 1998.