Form 10-K
period 1997-12-31
DISCOVERY ZONE INC
filed 1998-04-15
CIK 900392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________.

                            COMMISSION FILE NUMBER: 0-21854

                                 DISCOVERY ZONE, INC.
                  (Exact name of registrant as specified in its charter)

          DELAWARE                     36-3877601
(State or other jurisdiction        (I.R.S. Employer
             of                   Identification No.)
      incorporation or
       organization)

      565 TAXTER ROAD,
        FIFTH FLOOR
     ELMSFORD, NEW YORK                  10523
   (Address of principal               (Zip Code)
     executive offices)

       Registrant's telephone number, including area code: (914) 345-4500

Securities registered pursuant to Section 12(b) of the Securities Act of 1933:
None
Securities registered pursuant to Section 12(g) of the Securities Act of 1933:

                     Common Stock, par value $.01 per share
                     13 1/2% Senior Secured Notes due 2002

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was estimated to be approximately $21.9 million.

    As of March 31, 1998, the number of shares of Common Stock outstanding was 4,000,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                                ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

    This report includes "forward-looking statements," including statements containing the words "believes," "anticipates," "expects" and words of similar import. All statements other than statements of historical facts included in this report including, without limitation, such statements set forth in Items 1 and 7 and located elsewhere herein, regarding the Company or any of the transactions described herein, including the timing, financing, strategies and effects of such transactions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations are disclosed in this report, including, without limitation, in conjunction with the forward-looking statements in this report and/or under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that may Affect Future Operating Performance." The Company does not intend to update these forward-looking statements.

OVERVIEW

    Discovery Zone, Inc. is a Delaware corporation founded in 1989. The Company and its consolidated subsidiaries are referred to herein as "DZ" or the "Company." The Company's principal executive offices are located at 565 Taxter Road, Fifth Floor, Elmsford, New York 10523.

    The Company owns and operates pay-for-play children's entertainment centers in North America, with a national network of 205 FunCenters in 39 states, Canada and Puerto Rico which are targeted to appeal to children ages two to 12. DZ hosted approximately 18.5 million visits by children and adults in the 205 FunCenters in 1997. The Company also operates two entertainment centers under the "Block Party" name which are targeted to appeal to adults.

    The Company's FunCenters are designed to offer children ages two to 12 years old a unique entertainment experience while meeting their parents' needs for value and convenience. FunCenters generally are located in strip shopping centers and, to a lesser extent, in shopping malls. Through December 1997, FunCenters included: (i) "soft play" zones consisting of a series of tubes, slides, ball bins, climbing mountains, air trampolines, obstacle courses, ramps and other devices for crawling, jumping, running, swinging and climbing, all of which have been designed and constructed with an emphasis on safety; (ii) "game zones" consisting of games that award tickets redeemable for prizes; (iii) food and beverage operations; and (iv) party rooms for birthdays and other group events.

    The Company operated under the protection of chapter 11 ("Chapter 11") of the U.S. Bankruptcy Code from March 25, 1996 through July 29, 1997 (the "Effective Date"). Throughout 1997, and on an accelerated basis since the Effective Date, the Company has implemented a new business strategy designed to revitalize, reposition and restore the Company's core business through (i) a broad expense reduction program, (ii) new in-store programs that feature added entertainment activities, and (iii) a refocused marketing strategy.

    Since emerging from bankruptcy, through the first quarter of 1998, the Company completed renovation of approximately 60% of its FunCenters to expand and update its product offerings to include: (i) themed laser tag, (ii) arts and crafts, (iii) promotional areas featuring changing events, and (iv) a stage area which features custom DZ programming and kid KARAOKE, and creates a FunCenter focal point for character appearances and other presentations. The Company's strategy is to create a changing entertainment environment featuring cross-promotional activities with major entertainment and consumer product companies. During this period, the Company also completed the conversion of approximately 80% of its

FunCenters to offer Pizza Hut brand menu items. See "-- Product Improvements" and "-- New Marketing Strategies."

NEW OWNERSHIP AND MANAGEMENT

    During the Company's reorganization under Chapter 11, an affiliate of Wellspring Associates L.L.C. ("Wellspring") acquired a controlling interest in the Company. Wellspring recruited Scott W. Bernstein to assist in developing a new business strategy for, and to assume the role of Chief Executive Officer of the Company. Mr. Bernstein previously served as a senior executive at Time Warner, Inc. and Six Flags Theme Parks, Inc., most recently as President of Six Flags' Northeast operations, where he led a turnaround of the Six Flags Great Adventure theme park in New Jersey. Mr. Bernstein was named President and Chief Executive Officer of the Company in December 1996, and the Company has subsequently hired several other senior managers with backgrounds in the entertainment and consumer marketing industries.

PRE-CHAPTER 11 REORGANIZATION

    The Company was founded in 1989 and grew from 28 locations in 1991 to a peak of 347 locations in 1994, achieving much of its growth through the acquisition of certain of its franchisees and other businesses. In 1995, the Company acquired two Block Party Stores and certain related leases from Blockbuster Entertainment Group ("Blockbuster"). The Company acquired no businesses during 1996 or 1997.

    The Company financed its growth primarily through the issuance of debt securities. In addition, the Company completed an initial public offering of its common stock, par value $0.01 per share (the "Old Common Stock") in June 1993. In a series of transactions, Blockbuster acquired 49.9% of the Old Common Stock. Blockbuster subsequently merged into Viacom Inc. ("Viacom"), which thereby succeeded to Blockbuster's ownership interest in the Company.

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

    On March 25, 1996 (the "Petition Date"), Discovery Zone, Inc. and all of its domestic subsidiaries (the "Discovery Zone Group") filed voluntary petitions for relief under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). After its Chapter 11 filing, the Company entered into a debtor-in-possession credit facility (as amended and supplemented, the "DIP Facility") to provide working capital during the reorganization. Under Bankruptcy Court supervision, the Discovery Zone Group continued to manage and operate its businesses as debtor in possession and, as described above, developed a Plan of Reorganization (the "Plan") to restructure its financial affairs, including assuming or rejecting executory contracts and leases.

EMERGENCE FROM CHAPTER 11, PLAN OF REORGANIZATION AND EXIT FINANCING

    In November 1996, the Company and Wellspring filed the Plan with the Bankruptcy Court. The Plan set forth a plan for repaying or otherwise compensating the Company's creditors in order of the relative seniority of their respective claims while seeking to maintain the Company as a going concern. The Plan provided, among other things, for (i) the payment in full of claims which arose after the Petition Date, including the DIP Facility, (ii) conversion of substantially all of the Company's pre-petition liabilities into equity interests in the Company, and (iii) cancellation of all of the pre-petition equity interests, including the Old Common Stock, in the Company. On July 18, 1997, the Plan was approved by the requisite percentage of creditors in each class and confirmed by the Bankruptcy Court. The Plan became effective and the Company emerged from Chapter 11 on the Effective Date.

    Upon emerging from Chapter 11, the Company issued $15.0 million in convertible preferred stock, par value $0.01 per share (the "Convertible Preferred Stock") to an affiliate of the Wafra Investment Advisory Group, Inc. The Company also issued units (the "Units") consisting of $85.0 million aggregate principal amount of 13 1/2% Senior Secured Notes due 2002 (the "Private Notes") and warrants (the "Warrants") to purchase shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an exercise price of $0.01 per share. The Private Notes were exchanged for an equal aggregate principal amount of 13 1/2% Senior Secured Notes due 2002 (the "Exchange Notes" and, together with the Private Notes, the "Notes") on March 11, 1998. The net proceeds of the offerings of the Units and Convertible Preferred Stock totaled $93.8 million. Of that amount, the Company (i) repaid borrowings, claims and expenses incurred while under Chapter 11 of $45.5 million, (ii) purchased an aggregate of $21.6 million of securities, consisting of U.S. Treasury Securities, that were placed in escrow and pledged as security for scheduled interest payments on the Notes through August 1, 1999, and (iii) applied $26.7 million to finance capital expenditures, and provide for working capital and capital for other general corporate purposes. The Company also recently entered into a new $10.0 million Senior Secured Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

COST REDUCTION PROGRAM

    In connection with the Company's reorganization, the Company has closed or sold 130 underperforming stores that were largely unprofitable and were unlikely to contribute to the Company's profitability. Most of these locations had above-market rents, were in markets that already had one or more profitable FunCenters or were poorly located.

    The Company also implemented several initiatives to reduce annual selling, general and administrative expenses, including: (i) a substantial reduction in the Company's corporate and regional management personnel; (ii) a reduction in expenditures for corporate support functions; and (iii) the elimination of expenses related to certain discontinued operations. In addition, the Company further reduced costs through changes in labor planning, food and beverage operations, a revised birthday party reservation system and renegotiated store lease terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Years Ended December 31, 1997 and 1996."

    The Company also established an incentive-based compensation plan tied to store profitability and service quality measures for its FunCenter and regional managers in order to create a stronger sense of ownership and accountability and to build support for the Company's business strategy among such managers.

PRODUCT IMPROVEMENTS

    In 1997, the Company began implementing several programs designed to increase attendance and in-store spending.

    During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program, designed to broaden their entertainment offerings, upgrade their facilities and give them a "new look" consistent with the Company's brand repositioning campaign (see below). These renovations typically include the addition of designated areas for laser tag, arts and crafts, stage events and promotional activities. During the first phase of this program, the Company has renovated approximately 60% of its FunCenters through March 1998 and expects, during the next phase, to complete renovations of an additional 15% of its FunCenters by the end of 1998.

    The Company intends to create a series of regularly changing activities and events tied in with major entertainment properties and consumer products that appeal to children using the new venues in the renovated FunCenters ("DZ Live," "Laser Adventure," the "Art Factory" and the "Cage"), as well as open space in unrenovated FunCenters. Laser tag is currently themed to "Men in Black," a hit motion picture and an animated television series. See "-- Current FunCenter Operations." The Company began 1998 with a hockey skills promotion with the National Hockey League and CCM, a leading hockey equipment brand. In April 1998, the promotion theme will change to tie into New Line Cinema's major motion picture release of "Lost in Space." During the second half of 1998, the Company expects to begin a series of promotions with Fox Kids Worldwide. See "-- New Marketing Strategy."

    In April and June 1997, the Company entered into marketing and product agreements with Pizza Hut, Inc. ("Pizza Hut") and the Pepsi-Cola Company ("Pepsi"), respectively. These agreements provide for joint promotions and, the Company believes, increase the appeal and quality of its food service operations. Through March 1998, approximately 80% of the FunCenters have been converted to permit the sale of Pizza Hut menu items. During 1998, the Company expects to complete conversion of additional FunCenters to permit the sale of Pizza Hut and/or other branded food menu items.

    The Company has also sought to increase revenue by better utilizing DZ's existing facilities. To increase weekday visits, the Company developed interactive parent-child play programs for preschoolers in 1997. These programs offer tumbling, climbing, exercising and singing and are now being offered under the "Discovery Zone University" and "DZU" brand names. In September 1997, 24 FunCenters began offering these weekday programs and 26 additional FunCenters began offering these programs in January 1998. Due to the start-up nature of these programs, the Company does not currently intend to expand these program to additional locations in 1998. In the future, the Company may consider expanding these programs to additional FunCenters and to include after school programs for older children.

NEW MARKETING AND ENTERTAINMENT STRATEGY

    Since mid-year 1997, the Company has developed and begun to implement a new marketing strategy consisting of several components:

    - Reposition and relaunch "New DZ" brand -- building on its revamped product offerings, the Company is reintroducing itself as the "New DZ." Through a combination of local and national public relations and a new advertising campaign, the Company is repositioning itself from a children's indoor playground venue to a children's entertainment center. The Company initiated its "relaunch" advertising campaign during the first quarter of 1998.

    - Reorient marketing to regional and local focus -- the Company has begun to reorient its marketing efforts to focus on local and regional marketing and advertising programs with a national "overlay."

    - Form strategic marketing partnerships -- the Company is establishing cross-promotional alliances with local and regional businesses, such as supermarkets, convenience stores and malls, as well as national advertisers.

    As part of its ongoing marketing efforts, the Company's strategy is to target two subsegments of the Kids Markets; kids ages six to 12 ("Core Target") and pre-schoolers ("DZ Jr. Target"). The Core Target will be the primary focus of in-store entertainment programs. Separately, a specific programming calendar will be aimed at the younger children, called DZ "Jr." Given the strong interest and efforts of entertainment companies in both these areas, the Company believes this strategy will create even broader tie-in opportunities.

    Due to its national market presence and the strength of its brand name, the Company believes that it is well positioned to act as a platform for other promotional and product "tie-ins" with children's entertainment and consumer product companies, which should give the Company access to a wide variety of joint marketing, cross-promotional and in-store entertainment opportunities. In addition to the Pizza Hut and Pepsi agreements referred to above, during 1997 and the first quarter of 1998, the Company entered into promotional arrangements with Fox Kids Worldwide, Cartoon Network, Hasbro, Columbia Tri-Star, New Line Cinema, the National Hockey League, CCM, the Worldwide Wrestling Federation and the Nabisco Foods Group.

    The Company has begun negotiations with a number of other possible promotional partners in the toy, television, film and consumer product industries and expects to continue to pursue such arrangements in the future. The Company believes that such alliances will provide significant marketing support and theme-based promotions to periodically refresh its product offerings and to stimulate repeat customer visits on a cost-effective basis.

INDUSTRY OVERVIEW

    DEMOGRAPHICS

    There are more than 54 million children under the age of 13, with approximately 35 million children between the ages of five and 13. "Baby Boomer" families (parents born between 1946 and 1965) are expected to contribute to an increase in DZ's target market over the next four years. By the year 2000, there are expected to be approximately 55 million children under the age of 13, including approximately 36 million between the age of five and 13 (representing annualized growth rates for these groups of approximately 0.2% and 0.4%, respectively).

                          U.S. POPULATION BY AGE GROUP
                                 (IN THOUSANDS)

                                                             UNDER 5      5-13       TOTAL UNDER 13
                                                           -----------  ---------  -------------------
1995.....................................................      19,591      34,384          53,975
2000.....................................................      18,987      36,043          55,030
2005.....................................................      19,127      35,850          54,977
2010.....................................................      20,012      35,605          55,617

------------------------

Source: Mid-range of U.S. Bureau of the Census estimates.

COMPETITION

    The Company competes against a wide variety of concepts vying for family leisure time and entertainment spending. These competing concepts encompass a broad spectrum of entertainment opportunities, including family entertainment centers, theme parks, movie theaters and other in-home and out of home entertainment activities. DZ is part of the children's entertainment center segment of the industry, which includes admissions-based, or pay-for-play, recreational and soft play centers that target children ages two to 12.

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

    New competitors may include The Walt Disney Company, which has a family entertainment concept in two locations and has announced plans to open additional store locations. DZ also competes to some extent against certain children's themed restaurant chains, which provide ancillary entertainment offerings and merchandise in addition to food and do not charge admission fees. Such competitors include ShowBiz Pizza Time, Inc., the operator and franchiser of approximately 300 "Chuck E. Cheese" restaurants in the

United States, and, to a lesser extent, certain franchisees of McDonald's Corporation that operate indoor playgrounds at a number of locations. These restaurants differ from DZ in that they do not charge for admission and focus on food as their primary attraction and source of revenue. Certain of these competitors have longer operating histories, substantially greater name recognition and/or more extensive financial, technical, marketing, sales and distribution resources.

    To a more limited extent, the Company competes against indoor/outdoor family entertainment centers, including theme parks and other themed restaurant chains. These destinations offer an entertainment experience centered around attractions such as miniature golf, water rides, go-carts and video arcade games. Theme parks provide a variety of thrill rides, redemption games and other entertainment attractions. Such facilities generally require more travel and have higher prices than FunCenters. Themed restaurants have grown in popularity in recent years and include chains such as Planet Hollywood and Rainforest Cafe. The generally older and/or broader age group focus of each of these concepts and the differing nature of their product offerings limit the extent to which they compete against the Company.

CURRENT FUNCENTER OPERATIONS

    The current FunCenters are indoor pay-for-play entertainment centers for children. Adults are not permitted entry without a child. The Company encourages the participation of parents and other accompanying adults, and play equipment is constructed to allow them to play along with their children.

    A typical FunCenter is approximately 12,000 to 17,000 square feet and contains the following special features:

    - An indoor playground composed of a series of tubes, slides, ball bins, climbing mountains, air trampolines, obstacle courses, ramps, stairs and other devices for crawling, jumping, running, swinging and climbing.

    - A separate area for toddlers but on a smaller scale. In renovated FunCenters, this area is called the "DZ Jr." play area. Access to this play area is limited to children under a specified height, which provides younger children their own, less boisterous play area.

    - Food and beverage operations which, in most cases, feature a selection of Pizza Hut menu items and Pepsi beverage products.

    - A game zone, featuring activities and games which children are awarded tickets for play and, to a more limited extent, video games. Tickets can be redeemed for a variety of small toys and prizes.

    - Three to five party rooms, which can be reserved for birthdays or other group events. FunCenters offer a variety of packages that combine a celebration in the party room, including cake and beverage services, with access to the entire FunCenter and tokens for use in the game zone for each child attending a party.

    - A redemption counter where awards for games are redeemed, as well as Discovery Zone apparel, toys and products are sold.

      Renovated FunCenters also contain the following features:

    - A laser tag area called "Laser Adventure" featuring a maze of interactive targets which will be themed to major entertainment properties.

    - An arts and craft room called the "Art Factory" featuring regularly changing arts and crafts projects.

    - A 1,000 to 1,400 square foot promotional area called the "Cage," featuring a series of changing activities and events.

    - A stage area called "DZ Live," featuring custom DZ Video programming and kid KARAOKE. The stage area represents a FunCenter focal point where the Company can present public relation appearances, costume characters, storytelling, puppet shows, a talent contest and other appearances.

    DZ currently targets children 12-years old and younger, with the highest concentration of visitors being one to eight-years old. With its revamped product offerings, the Company hopes to attract a larger portion of the eight-to twelve-year-old market population.

    FunCenters are designed and constructed with an emphasis on safety and security. At each FunCenter, an identification bracelet is attached to each child and matched at the exit with an identical bracelet given to the accompanying adult. In addition, the entrance and exit at each FunCenter are monitored for security purposes. At all FunCenters, play area equipment is equipped with protective cushions and padding, and "coaches" are available to assist children through play activities. All FunCenters prohibit smoking and maintain high cleanliness standards.

    FunCenters charge a general admission fee for each child, with prices, since the Effective Date, ranging from $4.99 to $8.99, depending on age, location and whether the FunCenter has been renovated. The Company also offers discounted admission fees for groups and birthday parties. Adults accompanying children are admitted without charge. Typical hours of operation for FunCenters extend from 11:00 a.m. to 7:00 p.m., Sunday to Thursday, and 10:00 a.m. to 9:00 p.m. on Friday and Saturday. The Company generates most of its weekly revenue on weekends.

INTELLECTUAL PROPERTY

    The names "Discovery Zone" and "DZ" and the Company's logo are registered trademarks and service marks in the United States for a variety of goods and services offered at the FunCenters. The Company has registered and/or is in the process of registering its names and/or logo in the following foreign countries:
Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, South Korea, Spain and the United Kingdom. The Company considers these intellectual property rights material to its business and actively defends and enforces them.

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

EMPLOYEES

    At March 31, 1998, the Company had approximately 5,900 full and part-time employees, including those employed at its corporate headquarters, regional offices and Company-owned FunCenters. A typical Discovery Zone FunCenter has a staff of between 20 and 40 employees, including managers, counter attendants, coaches and party hosts, most of whom are part-time. The Company's employees are not represented by any labor union or covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

                               ITEM 2. PROPERTIES

    The Company currently operates 205 FunCenters in 39 states, Canada and Puerto Rico. The Company also operates two Block Party stores. Pursuant to the Plan, the Company terminated the franchise agreements related to seven franchised FunCenters. These stores continue to operate using the Company's trademarks pending completion of alternative operating arrangements with the franchisees. Approximately 80% of the Company's FunCenters are located adjacent to, or are part of, major shopping centers or strip shopping centers with large parking capacity. The following chart shows a breakdown of the Company's FunCenters by location:

                                              NUMBER OF
LOCATION                                     FUN CENTERS
-----------------------------------------  ---------------
Alabama..................................             4
Arizona..................................             1
California...............................            20
Colorado.................................             4
Connecticut..............................             2
Delaware.................................             1
Florida..................................            11
Georgia..................................             6
Hawaii...................................             1
Idaho....................................             1
Illinois.................................             6
Indiana..................................             8
Iowa.....................................             1
Kansas...................................             2
Kentucky.................................             2
Louisiana................................             4
Maryland.................................             6
Massachusetts............................             7
Michigan.................................             5
Minnesota................................             2
Mississippi..............................             1
Missouri.................................             5
Nevada...................................             1

                                              NUMBER OF
LOCATION                                     FUN CENTERS
-----------------------------------------  ---------------

New Jersey...............................             9
New Mexico...............................             1
New York.................................            16
North Carolina...........................             2
Ohio.....................................            10
Oklahoma.................................             3
Oregon...................................             2
Pennsylvania.............................            10
Rhode Island.............................             1
South Carolina...........................             2
Tennessee................................             4
Texas....................................            20
Utah.....................................             1
Virginia.................................             8
Washington...............................             2
Wisconsin................................             5
                                                    ---
Total United States......................           197
Canada...................................             5
Puerto Rico..............................             3

Total....................................           205
                                                    ---
                                                    ---

The Block Party Stores are located in
  Indiana and New Mexico.

    Fourteen of the sites on which the FunCenters operate are owned by the Company and are subject to mortgages and security interests held by McDonald's (the McDonald's Rent Deferral Secured Notes and the McDonald's Note (collectively, the "McDonald's Indebtedness")) which were delivered in settlement of damages suffered by McDonald's as a result of the rejection, in Chapter 11, of certain leases. The Company currently leases all but one of the remaining FunCenter sites. The Company believes that it could find alternative space at competitive market rates if it were unable to renew the lease on any of the

Company-owned FunCenter sites. In the future, the Company may from time to time purchase real estate for sites for the construction of new FunCenters.

    The Company currently holds four parcels of undeveloped land which it intends to sell, of which three parcels secure the McDonald's Indebtedness. The proceeds of sales of collateral securing the McDonald's Indebtedness, if any, will be applied first to interest, then to a reduction of principal on the McDonald's Notes and then to principal of the McDonald's Rent Deferral Secured Notes. Future principal payments on the McDonald's Note will be reduced to the extent of the reduction of the outstanding principal balance (I.E., a 50% reduction in the outstanding principal balance would reduce future principal payments by 50%).

    During the first quarter of 1998, the Company entered into a contract for the sale of property in Littleton, Colorado. The Littleton property consists of two parcels, of which one parcel is improved with a FunCenter and the other is unimproved land. This contract provides for the sale of such property for $4.2 million and allows the Company to lease the FunCenter located thereon at an annual rental of $188,250, plus scheduled escalations, for up to five years.

    This $4.2 million will reduce the outstanding principal balance of the McDonald's Note to approximately $800,000, and reduce the annual debt service on the McDonald's Note to approximately $130,000 per year. The Littleton sale is scheduled to close in July 1998. There can be no assurances that this sale will ultimately close or close on the aforementioned terms or time period.

    Through January 31, 1998, the Company subleased approximately 30,000 square feet of office space from Blockbuster (the "Blockbuster Space") at an annual cost of $600,000. A division of Blockbuster occupied approximately 7,500 square feet of this space, thereby mitigating a portion of the Company's cost. In 1997, Blockbuster informed the Company that it planned to relocate and would terminate its lease no later than June 30, 1998. Pursuant to an agreement with Viacom and Blockbuster, Blockbuster agreed to allow the Company to remain in such space on a month-to-month basis through June 30, 1998.

    The Company entered into a lease, commencing October 1, 1997, for approximately 10,000 square feet of office space in the Plantation, Florida area to relocate its finance, purchasing, management information systems and other administrative functions from the Blockbuster Space. The Company relocated to this space in January 1998 and terminated its sublease with Blockbuster. On October 31, 1997, the Company entered into a sublease for approximately 6,500 square feet of office space for its executive offices in Elmsford, New York and relocated to this space in November 1997.

                           ITEM 3. LEGAL PROCEEDINGS

    On March 25, 1996, Discovery Zone, Inc. and all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court.

    In November 1996, the Company filed the Plan with the Bankruptcy Court and a related disclosure statement. The Plan was confirmed by the Bankruptcy Court on July 18, 1997 and became effective on July 29, 1997, at which time the Company emerged from Chapter 11. Substantially all of the claims against the Company relating to pre-petition causes of action were discharged on the Effective Date.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Company's security holders during the fourth quarter of 1997.

                                    PART II

                 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

    The Company's Old Common Stock began trading on the Nasdaq National Market on June 4, 1993. Prior to that date, there was no established public trading market for the Old Common Stock. On May 22, 1996, the Old Common Stock was delisted from the Nasdaq National Market. The Company did not pay any dividends on its Old Common Stock in 1996 or in 1997. Pursuant to the Plan, all of the Company's Old Common Stock was canceled.

    In connection with the Company's emergence from Chapter 11, the Company issued units (the "Equity Units"), each consisting of nine shares of Common Stock and one warrant to purchase one share of Common Stock at an exercise price of $17.55 per share (the "Ten Year Warrants"). In offerings closing on or about the Effective Date, the Company issued the Convertible Preferred Stock and offered and sold the Units, consisting of the Notes and the Warrants. See "Business -- Recent Developments."

    At December 31, 1997, there were approximately 1,000 record holders of the Common Stock. As of March 31, 1998, there was no established public trading market for the Common Stock. The Company did not pay any dividends on its Common Stock in 1997 and does not expect to pay any dividends on the Common Stock in 1998. The Company's ability to pay dividends is limited under the Indenture (as defined herein).

                        ITEM 6. SELECTED FINANCIAL DATA

                                                                                                           (SUCCESSOR
                                                                 (PREDECESSOR COMPANY)                      COMPANY)
                                               ---------------------------------------------------------  -------------
                                                                                           SEVEN MONTHS    FIVE MONTHS
                                                        YEAR ENDED DECEMBER 31,                ENDED          ENDED
                                               ------------------------------------------    JULY 31,     DECEMBER 31,
                                                 1993       1994       1995       1996         1997           1997
                                               ---------  ---------  ---------  ---------  -------------  -------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND LOCATION
                                                                         DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenue..............................  $  61,585  $ 180,573  $ 259,490  $ 181,725    $  82,537      $  48,485
  Cost of goods sold.........................     15,131     36,858     50,227     34,276       14,136          7,311
  Store operating expenses(1)(2).............     32,010     97,631    185,587    140,486       60,192         44,189
  Selling, general and administrative
    expense(2)...............................      6,300     36,451     58,201     40,779       10,235         10,244
  Depreciation and amortization..............      4,670     16,183     31,972     21,876       11,920          9,314
  Restructuring and other charges............         --     14,024    372,160         --           --             --
                                               ---------  ---------  ---------  ---------  -------------  -------------
  Operating income (loss)....................      3,474    (20,574)  (438,657)   (55,692)     (13,946)       (22,573)
  Interest expense...........................     (1,667)    (5,137)   (12,226)    (6,277)      (3,249)        (6,076)
  Other income (expense), net................      1,499      2,331        476       (580)         159            683
  Minority interest..........................         --        256      5,162         --           --             --
  Reorganization items.......................         --         --         --    (21,285)      11,583             --
                                               ---------  ---------  ---------  ---------  -------------  -------------
  Income (loss) before income tax,
    extraordinary item and cumulative effect
    of change in accounting method...........      3,306    (23,124)  (445,245)   (83,834)      (5,453)       (27,966)
  Income tax provision (benefit).............         --     (4,000)     4,000         --           --             --
  Extraordinary item-gain on discharge of
    debt.....................................         --         --         --         --      332,165             --
  Cumulative effect of change in accounting
    method...................................         --      5,773         --         --           --             --
  Accretion of Convertible Redeemable
    Preferred Stock to redemption value......         --         --         --         --           --            (97)
                                               ---------  ---------  ---------  ---------  -------------  -------------
  Net income (loss) applicable to common
    shareholders.............................  $   3,306  $ (24,897) $(449,245) $ (83,834)   $ 326,712      $ (28,063)
                                               ---------  ---------  ---------  ---------  -------------  -------------
                                               ---------  ---------  ---------  ---------  -------------  -------------
  Per common share--basic and diluted(3):
    Income (loss) before extraordinary item
      and cumulative effect of change in
      method of accounting...................  $    0.11  $   (0.45) $   (8.30) $   (1.45)   $   (0.09)     $   (7.02)
    Extraordinary gain.......................         --         --         --         --         5.75             --
    Cumulative effect of change in accounting
      method.................................         --      (0.13)        --         --           --             --
                                               ---------  ---------  ---------  ---------  -------------  -------------
    Net income (loss)........................  $    0.11  $   (0.58) $   (8.30) $   (1.45)   $    5.66      $   (7.02)
                                               ---------  ---------  ---------  ---------  -------------  -------------
                                               ---------  ---------  ---------  ---------  -------------  -------------
  Weighted average number of common shares
    outstanding..............................     31,054     42,696     54,139     57,691       57,705          4,000

OTHER DATA:
  Cash provided by (used in) operations......  $  19,860  $  (4,481) $ (59,103) $ (39,888)   $ (10,959)     $ (22,457)
  Cash provided by (used in) investing
    activities...............................    (95,868)  (121,972)   (64,562)     3,805         (468)       (10,642)
  Cash provided by financing activities......    185,496     16,162    121,729     33,460       51,493         (1,686)
                                               ---------  ---------  ---------  ---------  -------------  -------------
  Net cash flows.............................  $ 109,488  $(110,291) $  (1,936) $  (2,623)   $  40,066      $ (34,785)
  Capital expenditures.......................  $  88,336  $ 119,134  $  51,732  $   2,672    $     567      $  10,642

STORE DATA:
  Company-owned stores at period-end(4)......        111        318        321        212          210            205
  Franchised stores at period-end(5).........         57         29         15          7           --             --
                                               ---------  ---------  ---------  ---------  -------------  -------------
  Total stores at period-end.................        168        347        336        219          210            205

OPERATING RATIO:
Ratio of earnings to fixed charges(6)........          3         --         --         --           --             --

                                                                       (PREDECESSOR COMPANY)
                                                       -----------------------------------------------------   (SUCCESSOR
                                                                                                                COMPANY)
                                                                        AS OF DECEMBER 31,                    -------------
                                                       -----------------------------------------------------  DECEMBER 31,
                                                         1992       1993       1994       1995      1996(7)       1997
                                                       ---------  ---------  ---------  ---------  ---------  -------------
                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Restricted cash and investments......................  $     437  $      --  $      --  $      --  $      --    $  19,017
Total assets.........................................     24,804    252,550    474,686    171,571    125,786      176,591
Total debt...........................................      5,557      2,728     18,400    113,404    350,072       88,193
Total stockholders' equity (deficit).................     10,636     98,091    238,963   (180,173)  (263,572)      42,255

------------------------------

(1) Excludes depreciation and amortization and certain unallocated expenses.

(2) Net of $13.6 million, $200,000 and $251,000 of capitalized costs related to the Company's expansion for the years 1995, 1996 and 1997, respectively.

(3) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was adopted by the Company in 1997. All periods presented have been restated to conform with the provisions of SFAS No. 128.

(4) Includes the Block Party Stores.

(5) The Company rejected or terminated its arrangements with all franchises on or prior to the Effective Date. The Company currently receives no royalties from its franchised stores.

(6) For purposes of this item, "fixed charges" represent interest, the interest element of rental expense, capitalized interest and amortization of debt issuance costs, and "earnings" represent income (loss) before income taxes, extraordinary items, cumulative effect of change in accounting method and fixed charges. Earnings were insufficient to cover fixed charges by $445.4 million, $83.8 million, $5.5 million and $28.0 million, in each of 1995, 1996, the seven months ended July 31, 1997, and the five months ended December 31, 1997, respectively.

(7) Includes certain claims and other liabilities totaling $344.1 million as of December 31, 1996, which were restricted or extinguished in connection with the Plan.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is the leading owner and operator of pay-for-play children's entertainment centers in North America, with a national network of 205 FunCenters in 39 states, Puerto Rico and Canada targeted at children ages two to 12 and two Block Party Stores which target adult customers.

    The Company generates revenue primarily from the operation of the FunCenters. FunCenter revenues are derived from: (i) admission charges; (ii) food and beverage sales; (iii) redemption game and other concession revenue; and
(iv) birthday party fees. The Company's revenues are subject to significant quarterly variations based upon several factors, including seasonal changes in weather, holidays and the school calendar. The Company experienced negative comparable store sales while operating in Chapter 11 and this trend continued through December 1997. Among other factors, comparable store revenues declined because the Company (i) shortened FunCenter operating hours by approximately 18% to curtail operations during unprofitable time periods, (ii) reduced its marketing expenditures (see below), and (iii) did not update its product offering while in Chapter 11. The Company also experienced a decline in sales during the recent renovation of the FunCenters and expects future renovation to temporarily reduce sales during the renovation period.

    The Company has undertaken a series of initiatives to increase revenues, including offering new products, improving food and beverage offerings and increasing utilization of FunCenters during weekdays and other off-peak times. Since initiating new marketing and advertising programs during the first quarter of 1998, the Company has experienced favorable comparable store sales compared to the same period in

1997. Further, per customer spending on food has increased in those FunCenters offering Pizza Hut menu items since conversion.

    The Company's operating expenses at the store level consist primarily of food and beverage costs, the cost of game merchandise, labor costs, occupancy and maintenance expense. As a substantial portion of store operating expenses, including occupancy costs, facility maintenance and core staffing requirements are fixed, the Company has a high degree of operating leverage. The Company has reduced its rent expense through renegotiation of certain store leases and, since the Effective Date, has generated additional annual cost savings at the store level through cost containment measures and improved financial controls.

    The Company's selling, general and administrative expenses include salaries, corporate and regional management expenses and other administrative, promotional and advertising expenses. Interest expense after the Effective Date declined substantially from prior years as a result of the discharge or restructuring of substantially all of the Company's pre-petition indebtedness in connection with the Plan.

    The Company incurred substantial restructuring costs, including the costs of relocating the Company's headquarters, terminating certain managers and employees and the rejecting of certain store leases. A portion of these costs were discharged in connection with the Plan and other amounts were repaid with the proceeds of the offering of the Units and the Convertible Preferred Stock.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

    Upon emergence from its Chapter 11 proceeding, the Company adopted Fresh Start Accounting. See "-- Fresh Start Reporting." Thus the Company's balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting Company (the "Successor Company") and are not comparable to periods prior to the Effective Date (the "Predecessor Company").

    The twelve months ended December 31, 1997 include the results of the Predecessor Company for the seven months ended July 31, 1997 and the Successor Company for the five months ended December 31, 1997. The principal differences between these periods relate to reporting changes regarding the Company's capital structure and indebtedness and the revaluation of the Company's long-term assets, which primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

    REVENUE. The Company had revenue of $131.0 million in 1997, a decrease of 28% from $181.7 million in 1996. This decrease resulted primarily from a decrease in the number of FunCenters in operation and a reduction in average sales per FunCenter. In connection with the Company's reorganization, the Company has closed or sold 130 underperforming stores. See "Business -- Cost Reduction Program." The decrease in same store average sales per FunCenter of approximately 15% was due primarily to disruptions in the business associated with the Company's bankruptcy, and a lack of new attractions at the FunCenters. During the fourth quarter of 1997, revenues were also negatively impacted as the Company temporarily closed stores and discounted admission prices as part of its renovation program.

    COST OF GOODS SOLD. Cost of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales, was $21.4 million in 1997 and $34.3 million in 1996. As a percentage of revenue, cost of goods sold declined from 18.9% in 1996 to 16.3% in 1997. This percentage reduction was primarily attributable to simplified product offerings, better cost management and, beginning in the fourth quarter of 1997, lower costs associated with conversion to a new food and supply vender. The decline in actual dollars also was due, in part, to a lower number of FunCenters operating in 1997.

    STORE OPERATING EXPENSE. Store operating expenses, which consist primarily of compensation and benefits for FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $104.4 million, compared with $140.5 million in 1996. As a percentage of total revenues, store operating expenses increased from 77% in 1996 to 80% in 1997. The increase as a percentage of revenue was attributable to the decline in revenues during 1997. The $36.1 million reduction in store operating expenses is primarily attributable to the implementation of labor planning, lower rent from renegotiated leases, reductions in central reservation expenses and other cost savings generated through the Company's cost reduction program and store closings. During the five-months ended December 31, 1997, store operating expenses included certain non-recurring costs resulting from training and start-up expenses for new product offerings and renovation program disruptions to FunCenter operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $20.5 million in 1997, a decrease of 49.8% from $40.8 million in 1996. As a percentage of revenue, selling, general and administrative expenses declined from 22% in 1996 to 16% in 1997 despite a 28% reduction in revenue. This decrease reflected a reduction in corporate staff and related expenses, and marketing expenses as part of the Company's cost reduction program, combined with a general reduction in spending due to the lower number of FunCenters in operation during 1997.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $21.2 million in 1997, a decrease of 3% from $21.9 million in 1996. The decline resulted primarily from the reduction in the number of FunCenters in operation, offset by an increase during the five-months ended December 31, 1997 attributable to an increase in the carrying value of the Company's plant and equipment as a result of adopting Fresh Start Accounting for the Successor Company.

    INTEREST EXPENSE. Interest expense was $6.1 million during the five-months ended December 31, 1997 for the Successor Company and $3.2 and $6.3 million, respectively, for the Predecessor Company during the seven-months ended July 31, 1997 and the year ended December 31, 1996. Reported interest for the Predecessor Company did not include interest on the pre-petition indebtedness, which was suspended during the Company's reorganization under Chapter 11. Had these interest costs been accrued, reported interest expenses would have been $12.4 and $18.2 million, respectively, for the seven-months ended July 31, 1997 and the year ended December 31, 1996.

    INTEREST INCOME. The Company reported interest income of $1.1 million during 1997 and $0 in 1996. The increase was due to investment earnings from the Interest Escrow Account and short-term investments of the proceeds of the Company's offering of Units and Convertible Preferred Stock in the exit financing.

    REORGANIZING ITEMS. Reorganization items of $11.6 million (increase to income) and $21.3 million (decrease to income) were incurred by the Company during its reorganization under Chapter 11 for the years ended December 31, 1997 and 1996, respectively, including $6.2 million and $7.1 million incurred for professional fees in the 1997 and 1996 periods, respectively. Included in reorganization items for the year ended 1997 was an increase in net income of $24,829,000 which resulted from the difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities. See Note 4 to the Financial Statements. The remainder was primarily attributable to losses on asset disposals associated with the closing of FunCenters, the write-off of deferred financing costs on certain pre-petition indebtedness and expenses associated with the Plan of Reorganization.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUE. The Company had revenue of $181.7 million in 1996, a decrease of 30% from $259.5 million in 1995. This decrease resulted primarily from a decrease in the number of FunCenters in operation and a reduction in average sales per FunCenter. The 17% decrease in same store average sales per FunCenter was due primarily to disruptions in the business associated with the Company's bankruptcy filing, reduced and ineffective marketing programs in 1996 as compared to 1995 and a lack of new attractions.

    COST OF GOODS SOLD. Cost of goods sold was $34.3 million in 1996 and $50.2 million. Cost of goods sold as a percentage of revenues was 19% in 1996, unchanged from 1995.

    STORE OPERATING EXPENSE. Store operating expense was $140.5 million, or 77% of revenue, compared with $185.6 million, or 72% of revenue in 1995. The increase in store operating expense as a percentage of revenue resulted largely from an increase in the number of leases requiring above market rental payments and reduced oversight of store expenses related to the Company's rapid expansion. In addition, the Company experienced lower than anticipated revenue in 1996 due to disruptions related to the Company's Chapter 11 filing.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $40.8 million in 1996, a decrease of 30% from $58.2 million in 1995. Selling, general and administrative expenses as a percentage of revenue remained steady in 1996 and 1995 at 22%. The decrease of 30% in the amount of selling, general and administrative expenses in 1996 from 1995 reflects a reduction in corporate staff, the elimination of regional offices and a decrease in spending due to a reduction in the number of FunCenters.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $21.9 million in 1996, a decrease of 32% from $32.0 million in 1995. This decrease resulted primarily from a reduction in the number of Company-owned stores and in the value of property and equipment subject to depreciation, which resulted from a decrease in the number of FunCenters in 1996. In addition, the Company recorded increased goodwill amortization in 1995 related to the acquisitions of certain businesses in 1994 and 1995. The carrying value of such goodwill was written off at the end of 1995.

    INTEREST EXPENSE. Interest expense was $6.3 million in 1996, a decrease of 48% from $12.2 million in 1995. This decrease resulted primarily from a suspension of interest payments on indebtedness while the Company reorganized under Chapter 11.

    OTHER INCOME (EXPENSE), NET. The Company recorded other income (expense), net, of ($600,000) in 1996 and $500,000 in 1995. The decline in 1996 was primarily attributable to a decrease in interest income associated with a lower value of funds available for investment.

    RESTRUCTURING AND OTHER CHARGES. In 1995, the Company incurred restructuring and other charges of $372.2 million, resulting primarily from a write-down of $306.2 million of intangibles, leasehold improvements and equipment in accordance with the implementation of SFAS No. 121. In 1995, the Company also recognized charges related to a reduction in the carrying value of certain assets. Such reductions were not materially different from the charges that would have resulted from the application of SFAS No. 121. Such charges, which totaled $44.0 million, resulted primarily from the write-down of certain entertainment facility equipment and from the write-down of property and equipment related to a relocation of the Company's headquarters.

    REORGANIZATION ITEMS. Reorganization items of $21.3 million incurred by the Company in 1996 resulted from the Company's reorganization under Chapter 11. These costs included $7.1 million for professional fees and $8.9 million for losses on asset disposals.

LIQUIDITY AND CAPITAL RESOURCES

    Because it does not have significant receivables or inventory and utilizes trade credit in purchasing food products and other supplies, the Company does not require significant working capital to operate. The Company requires cash primarily to finance capital expenditures to maintain and upgrade existing stores and to fund operating losses and debt service. Following the implementation of its business strategy, the Company will also need cash to build new stores. Historically, the Company has met these liquidity requirements primarily through external financings, including through the issuance of debt and equity securities and borrowings under revolving credit facilities, as well as through cash flow generated by operating activities.

    In connection with the Plan of Reorganization, substantially all of the Company's pre-petition debt facilities and other obligations to creditors were restructured, repaid or eliminated including certain pre-petition tax claims, the McDonald's Note and the McDonald's Rent Deferral Secured Notes. Upon emerging from Chapter 11, the Company issued (a) Units consisting of $85.0 million aggregate principal amount of Notes and Warrants and (b) $15.0 million of Convertible Redeemable Preferred Stock. The net proceeds of the offerings of the Units and Convertible Redeemable Preferred Stock totaled $93.8 million. Of that amount, the Company (i) repaid borrowings, claims and expenses incurred while under Chapter 11 of $45.5 million, (ii) purchased an aggregate of $21.6 million of securities, consisting of U.S. Treasury Securities, that were placed in escrow and pledged as security for scheduled interest payments on the Notes through August 1, 1999, and (iii) applied $26.7 million to finance capital expenditures, and provide for working capital and capital for other general corporate purposes.

    The Company holds for sale certain parcels of undeveloped land which secure the McDonald's Notes. To the extent such sales occur prior to the due date for debt services, the net proceeds for such sales would be available to be applied to such payments.

    During 1997 and 1996, the Company used cash of $27.8 million and $36.2 million, respectively, in operations before reorganizations items. These uses included losses from operations before interest, taxes, depreciation and amortization of $15.3 million in 1997 and $33.8 million in 1996, net interest and other expenses of $8.5 million in 1997 and $6.9 million in 1996 (excluding suspended interest on prepetition indebtedness during bankruptcy), payment of $6.5 million in 1997 for plan administrative expenses, and other changes in working capital including approximately $5 million of payables and accruals in 1997 attributable to the Company's renovation program.

    During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program which, on a per store basis, was much broader in scope and costlier than originally planned, designed to broaden their entertainment offerings, upgrade their facilities and give them a "new look." During the first phase of this program, through March 31, 1998, the Company has renovated approximately 60% of its FunCenters, and expects, during the next phase, to complete renovations for an additional 15% of its FunCenters by the end of 1998. Through March 31, 1998, the Company also completed the conversion of approximately 80% of its FunCenters to permit the sale of Pizza Hut menu items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. The estimated costs of these renovations, and advance purchases, through March 31, 1998, were approximately $21 million and $3 million, respectively, of which approximately $15 million had been paid or accrued as of December 31, 1997. These costs exclude approximately $3 million of excess billings from general contractors which the Company intends to dispute. See Note 14 to the Consolidated Financial Statements. The Company estimates that the cost to complete the renovation of an additional 15% of its FunCenters, an excluding advanced purchases referred to above will be approximately $2 million.

    If the Company's renovation program is delayed or costs more than expected, or if results of operations do not improve sufficiently to generate positive cash flow from operations, later phases of the Company's renovation program would be delayed and the Company could require additional financing for working capital and to complete its renovation program. The cash necessary to complete the Company's capital expenditure program, fund operating losses, if any, and working capital has been provided by the Company's financing activities, including from the proceeds from the sale of Units and Convertible Preferred Stock, and equipment financing and is now also being provided under the Company's Senior Facility (as described below). Should operating cash flow of existing FunCenters increase to a level beyond that which is needed to maintain its operations, the Company also expects to use such cash to fund capital expenditures at existing FunCenters or to build new FunCenters. If operating cash flows do not so increase, or additioanl capital is not raised, it is unlikely that additional FunCenters beyond those anticipated to be renovated in 1998, will be renovated.

    If the Company continues to generate negative operating cash flow, less capital will be available for its renovation program, which may, in turn, adversely impact implementation of the Company's business strategy and thus, future operating results. In the event that the results of its business strategy are not sufficient for the Company to generate positive cash flow from operations, or take longer than expected to realize, or if the Company's renovation program is delayed or costs more than expected, the Company is likely to need additional financing for debt service, working capital and later phases of the renovation program. See "Risk Factors Affecting Future Operating Performance -- Successful Execution of Turnaround Plan."

    The Company is also permitted under the Indenture to incur up to $5.0 million of new indebtedness under sale and leaseback transactions, capital lease obligations or purchase money obligations. If the Company was unable to generate sufficient operating funds to pay the interest on the Exchange Notes and to fund its other capital requirements, including current and future operating losses, if any, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms. If it becomes necessary for the Company to raise additional capital, the Company would be limited by the terms of the indenture with respect to the Exchange Notes to issuing additional equity. There can be no assurance that capital would be available from any of the sources permitted under such indenture.

    On December 31, 1997, the Company had an unrestricted cash balance of approximately $8.6 million. The Company also had $19.0 million in cash and investments in the Escrowed Interest Account as of December 31, 1997, which amount is dedicated to making scheduled payments of interest on the Exchange Notes through August 1, 1999. Subject to the Company's ability to generate positive cash flow from operations, and availability of funds under the Company's Senior Secured Revolving Credit Facility, the Company believes that its existing capital resources will provide sufficient funds during 1998 to finance the Company's operations in the ordinary course and to fund its debt service requirements and the phases of its renovation program contemplated to be completed in 1998, and other capital expenditures.

    On March 31, 1998, the Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the "Senior Facility") as permitted under the Indenture dated July 22, 1997 (the "Indenture"), among the Company, the guarantors named therein and State Street Bank and Trust Company, trustee. The Senior Facility bears interest at prime plus 1% plus certain fees and allows the Company to borrow 133% of the 12-month trailing FunCenter contribution (as defined therein) for its 100 top performing FunCenters up to a maximum principal amount of $10.0 million. On April 3, 1998, the Company had the ability to borrow the full $10.0 million available under this Senior Facility, subject to a $2.0 million reserve for certain contractor disputes. See Note 15 to the Consolidated Financial Statements.

SEASONALITY

    The Company's FunCenters experience seasonal fluctuations in their revenues, with higher revenues occurring in the first quarter of the year due to the fact that many FunCenters are located in cold weather regions where children are unable to play outside during this time of year. In 1997, the FunCenters generated 30% of their revenue in the first quarter versus 25%, 24% and 22% in the second, third and fourth quarters, respectively. These fluctuations in revenues are primarily related to the school year and the weather.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), issued in February 1992. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion of the deferred tax assets will not be realized. At December 31, 1997, the Company's deferred tax valuation allowance was equal to its net deferred tax assets because, in management's judgment, it is "more likely than not" that all of the net deferred tax assets will not be realized.

    As a result of its reorganization under Chapter 11, the Company realized discharge of indebtedness income of $332,165,000. Although this income is not taxable to the Company for federal or state purposes due to the Company's insolvency, the Company's net operating loss carryforwards ("NOLs") are reduced by a corresponding amount. In addition, as a result of the reorganization, the Company is treated as having experienced an "ownership change" under Internal Revenue Code Section 382. Accordingly, the Company's ability to offset income in each post-reorganization taxable year by its then remaining NOLs and certain built-in losses (including depreciation and amortization deductions of any portion of the Company's basis in assets with built-in-losses) is limited to an amount not to exceed the aggregate value of the Company's common stock immediately before the change in control (taking into account the increase in value resulting from the cancellation of creditors' claims under the Plan of Reorganization) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. At December 31, 1997, the Company's NOLs were approximately $178.0 million and the use of approximately $137.0 million of those NOLs was limited to approximately $4.0 million per year.

FRESH START REPORTING

    The effects of the Company's reorganization under Chapter 11 have been accounted for in the Company's financial statements using the principles required by the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Accounting"). Pursuant to such principles, the Company's assets and liabilities have been restated at "reorganization value," which is defined as the value of the entity before considering liabilities on a going-concern basis following the reorganization and approximates the amount a willing buyer would pay for the assets of the Company immediately after the reorganization. The reorganization value for the Company has been determined by reference to liabilities remaining after the Effective Date plus the estimated value of total stockholders' equity of the outstanding shares of the New Common Stock. The reorganization value of the Company has been allocated to the assets of the Company in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, Business Combinations, for transactions reported on the basis of the purchase method of accounting.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," which are effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under Accounting Principles Board No. 15, "Earnings Per Share," by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation, for complex capital structures, of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosing information about an entity's capital structure. The Company adopted SFAS No. 128 in 1997 and experienced no material impact to the Company's EPS calculation or disclosure information.

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

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement requires annual financial statements to disclose information about products, services and geographic areas. This statement management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that are not consolidated. This statement may result in more information being disclosed than presently presented and require new interim information not previously presented. The Company plans to adopt SFAS No. 131 in 1998 and expects that such adoption will affect only the Company's disclosure information and not its results of operation.

IMPACT OF YEAR 2000

    The Company's computer programs were written using two digits rather than four to define the applicable year. As a result, they recognize a date using '00" as the year 1900 rather than the year 2000. If not changed by January 1, 2000, certain programs may not be able to function or there could be system failures.

    The Company has made a preliminary assessment of this situation and has concluded that it will have to modify or replace certain portions of its software so that the Company's computer systems will function properly with respect to dates in the year 2000 and thereafter. Certain software used by the Company is licensed from third party vendors who have planned releases to address this issue. Other software has been internally generated by the Company.

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

              RISK FACTORS AFFECTING FUTURE OPERATING PERFORMANCE

SUCCESSFUL EXECUTION OF TURNAROUND PLAN

    The Company is implementing a new business strategy, which consists of a number of cost-cutting and revenue enhancing initiatives. The Company is undertaking a significant renovation program at a majority of its FunCenter locations. Although the Company has not experienced any material delays to date, there is a risk that such renovations will not be completed in a timely manner and that such capital expenditures will exceed expected amounts. The implementation of the Company's business strategy will require successful repositioning of the Company's brand image with its target customers, which will depend, in part upon successful marketing and promotional campaigns, as well as customer acceptance of the product changes. Finally, the success of the Company's strategy will depend upon its ability to attract and retain qualified FunCenter managers capable of implementing the Company's revised operating strategy.

    Prior to implementing the Turnaround Plan and commencing renovations, the Company experienced negative comparable store sales while operating in Chapter
11. If the Company is not successful in attracting additional customers and reversing this trend, it will not be able to fully implement its strategy without additional financing (which may not be available) and the improvement in the Company's results of operation would not materialize. If such strategy is not fully implemented, it is less likely that the trends of negative comparable store sales and/or earnings will be reversed which, in turn would have an adverse affect on the availability of cash and other financial resources necessary for the implementation of the

Company's business strategy. Further, if the implementation of the such strategy is not successful and the Company is unable to generate sufficient operating funds to pay the interest on the Notes and fund its other capital requirements, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms. If it becomes necessary for the Company to raise capital in addition to the amounts permitted to be raised by the Indenture, the Company would be limited by the terms of the Indenture to issuing additional equity which may not be available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NONCOMPARABILITY OF FINANCIAL INFORMATION

    Information reflecting the results of operations and financial condition of the Company since the Effective Date is not comparable to prior periods due to:
(i) store closings undertaken during the Company's reorganization; (ii) the replacement of the management team and the restructuring of the Company's store operations and general and administrative activities; (iii) the costs and expenses relating to the Company's bankruptcy case and the impact of the restructuring or extinguishment of certain interests and liabilities; and (iv) the application of Fresh Start Accounting, pursuant to which the Company's assets have been stated at "reorganization value," which is defined as the value of the entity (before considering liabilities) on a going-concern basis following the reorganization and approximates the amount a willing buyer would pay for the assets of the Company immediately after the reorganization. Accordingly, there is only limited financial and operating history of the Company for a potential investor to evaluate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL

    The Company's success is highly dependent upon Scott W. Bernstein, the President and Chief Executive Officer. The Company's success is also dependent upon its other senior managers, Robert G. Rooney, Senior Vice President and Chief Financial and Administrative Officer, and Sharon L. Rothstein, Senior Vice President, Marketing and Entertainment. Each of Mr. Bernstein, Mr. Rooney and Ms. Rothstein is subject to an employment agreement; however, the loss of the services of any such individuals could have a material adverse effect upon the Company.

CONTROL BY PRINCIPAL STOCKHOLDERS

    The Company's executive officers and directors (and their respective affiliates) (collectively, the "Principal Stockholders") beneficially own 67.9% of the Common Stock (after giving effect to Stock Options granted under the Stock Incentive Plan, the Convertible Preferred Stock and the Ten Year Warrants). See "Principal Stockholders." The Principal Stockholders, if voting together, have sufficient voting power to elect a majority of the Company's directors, exercise control over the business, policies and affairs of the Company and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval, such as any proposed amendment to the certificate of incorporation of the Company, the authorization of additional shares of capital stock, and any merger, consolidation, sale of all or substantially all of the assets of the Company, and could prevent or cause a Change of Control of the Company, all of which may adversely affect the Company.

SEASONALITY

    The Company's FunCenters typically experience seasonal fluctuations in their revenues, with generally higher revenues occurring in the first quarter of the year due to the fact that many of the Company's facilities are located in cold weather regions where children are unable to play outside during this time of year. In 1997, the Company's FunCenters generated 30% of their revenue in the first quarter versus 25%, 24% and 22% in the second, third and fourth quarters, respectively. These fluctuations in revenues are primarily influenced by the school year and the weather.

INDUSTRY CONDITIONS/COMPETITION

    The Company competes against a wide variety of concepts vying for family leisure time and entertainment spending. These competing concepts encompass a broad spectrum of entertainment opportunities, including family entertainment centers, theme parks, movie theaters and other in-home and out-of-home entertainment activities. In particular, the Company competes in the pay-for-play children's entertainment center industry by targeting its activities and programming to children ages two to twelve. This industry is affected by general and local economic conditions, demographic trends and consumer tastes over which the Company has no control. Consumer tastes, in particular, are subject to rapid changes which could result in the Company's activities falling out of favor with its target customers, requiring it to invest in new equipment for FunCenters. The Company's future revenues will depend to a significant extent upon its ability to respond to changes in consumer tastes. The performance of individual FunCenters may be affected by a variety of factors such as the location of competing facilities, increased labor and employee benefit costs and the availability of experienced management and hourly employees.

    Competitive market conditions, including the emergence of significant new competitors, could materially adversely affect the Company's ability to improve its results of operations. Such new competitors, which may include The Walt Disney Company (which has a family entertainment concept in two locations and has announced plans to open additional store locations), and certain existing competitors have or may have longer operating histories, substantially greater name recognition and more extensive financial, technical, marketing, sales and distribution resources. There can be no assurance that the Company will be able to compete successfully against existing and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

LIMITATION ON USE OF NET OPERATING LOSSES AND BUILT-IN LOSSES

    The Company was required to reduce its net operating loss carryforwards ("NOLs") as a result of the cancellation of indebtedness pursuant to the confirmation of the Plan.

    At December 31, 1997, the Company's NOLs were approximately $178.0 million (after taking into account the reduction due to the cancellation of indebtedness). As a result of its reorganization under Chapter 11, the Company is treated as having experienced an ownership change under Internal Revenue Code
Section 382. Under Section 382, the Company's ability to offset income in each post-reorganization taxable year by its remaining NOLs and built-in losses (including depreciation and amortization deductions of any portion of the Company's basis in assets with built-in losses) is limited to an amount not to exceed the aggregate value of the Company's common stock immediately before such change in control (taking into account in such calculation, however, any increase in value resulting from any surrender or cancellation of creditors' claims in connection with the Plan) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Based on this calculation, the Company's use of approximately $137.0 million of these NOLs is limited to approximately $4.0 million per year.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                            -----------

Report of Independent Certified Public Accountants for the years
  ended December 31, 1997 and 1996........................................................................          24

Report of Independent Certified Public Accountants for the year
  ended December 31, 1995.................................................................................          25

Consolidated Statements of Operations for the five month period ended December 31, 1997, the seven month period
  ended July 31, 1997, and the two years in the period
  ended December 31, 1996.................................................................................          26

Consolidated Balance Sheets as of December 31, 1997 and 1996..............................................          27

Consolidated Statements of Cash Flows for the five month period ended December 31, 1997, the seven month period
  ended July 31, 1997, and the two years in the period
  ended December 31, 1996.................................................................................          28

Consolidated Statements of Equity (Deficit) for the five month period ended December 31, 1997, the seven month period
  ended July 31, 1997, and the two years in the period
  ended December 31, 1996.................................................................................          30

Notes to Consolidated Financial Statements................................................................          31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and
 Stockholders
Discovery Zone, Inc.

    We have audited the accompanying consolidated balance sheet of Discovery Zone, Inc. and subsidiaries as of December 31, 1997 (Successor Company) and the related consolidated statements of operations, equity (deficit), and cash flows for the seven-month period ended July 31, 1997 (Predecessor Company) and the five-month period ended December 31, 1997 (Successor Company). We have also audited the consolidated balance sheet of Discovery Zone, Inc. as of December 31, 1996 and the related consolidated statements of operations, equity (deficit), and cash flows for the year then ended (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Zone, Inc. and subsidiaries at December 31, 1997 (Successor Company) and the consolidated results of their operations and their cash flows for the seven-month period ended July 31, 1997 (Predecessor Company) and the five-month period ended December 31, 1997 (Successor Company) as well as the consolidated financial position at December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended (Predecessor Company), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

West Palm Beach, Florida
April 3, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and

Shareholders of Discovery Zone, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Discovery Zone, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 10 and 16 (Note references are to previously issued December 31, 1995 financial statements) to the financial statements, the Company has suffered increasing operating cash flow losses, is in default of certain indebtedness and has on March 25, 1996 filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16 (Note reference is to previously issued December 31, 1995 financial statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As discussed in Note 3 to the financial statements, in 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF".

PRICE WATERHOUSE LLP

Miami, Florida

April 13, 1996

                              DISCOVERY ZONE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                SUCCESSOR
                                                 COMPANY                  PREDECESSOR
                                               -----------                  COMPANY
                                               FIVE MONTHS  ---------------------------------------
                                                  ENDED     SEVEN MONTHS   YEAR ENDED   YEAR ENDED
                                                DECEMBER     ENDED JULY     DECEMBER     DECEMBER
                                                   31,           31,           31,          31,
                                                  1997          1997          1996         1995
                                               -----------  -------------  -----------  -----------
REVENUE:
  Company location sales.....................   $  48,485     $  82,537     $ 181,699    $ 257,839
  Franchise related revenue..................          --            --            26        1,651
                                                                                                             -
                                               -----------  -------------  -----------  -----------
    Total revenue............................      48,485        82,537       181,725      259,490
COST OF GOODS SOLD...........................       7,311        14,136        34,276       50,227
STORE OPERATING EXPENSE......................      44,189        60,192       140,486      185,587
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE....................................      10,244        10,235        40,779       58,201
DEPRECIATION AND AMORTIZATION................       9,314        11,920        21,876       31,972
OTHER CHARGES................................          --            --            --      360,803
RESTRUCTURING CHARGES........................          --            --            --       11,357
                                                                                                             -
                                               -----------  -------------  -----------  -----------
OPERATING LOSS...............................     (22,573)      (13,946)      (55,692)    (438,657)
OTHER INCOME (EXPENSE):
  Interest expense (Note 1)..................      (6,076)       (3,249)       (6,277)     (12,226)
  Interest income............................       1,010            86            --          323
  Minority interest..........................          --            --            --        5,162
  Other, net.................................        (327)           73          (580)         153
                                                                                                             -
                                               -----------  -------------  -----------  -----------
    Total other expense, net.................      (5,393)       (3,090)       (6,857)      (6,588)
                                                                                                             -
                                               -----------  -------------  -----------  -----------
LOSS BEFORE REORGANIZATION ITEMS, INCOME TAX
  PROVISION, AND EXTRAORDINARY ITEM..........     (27,966)      (17,036)      (62,549)    (445,245)
REORGANIZATION ITEMS:
  Professional fees..........................          --        (6,164)       (7,076)          --
  Loss on asset disposals....................          --            --        (8,867)          --
  Unallocated reorganization value...........          --        24,829            --           --
  Other, net.................................          --        (7,082)       (5,342)          --
                                                                                                             -
                                               -----------  -------------  -----------  -----------
    Total reorganization items...............          --        11,583       (21,285)          --
                                                                                                             -
                                               -----------  -------------  -----------  -----------
LOSS BEFORE INCOME TAX PROVISION AND
  EXTRAORDINARY ITEM.........................     (27,966)       (5,453)      (83,834)    (445,245)
INCOME TAX PROVISION.........................          --            --            --        4,000
                                                                                                             -
                                               -----------  -------------  -----------  -----------
LOSS BEFORE EXTRAORDINARY ITEM...............     (27,966)       (5,453)      (83,834)    (449,245)
EXTRAORDINARY ITEM-GAIN ON DISCHARGE OF
  DEBT.......................................          --       332,165            --           --
                                                                                                             -
                                               -----------  -------------  -----------  -----------
NET INCOME (LOSS)............................     (27,966)      326,712       (83,834)    (449,245)
ACCRETION OF CONVERTIBLE REDEEMABLE PREFERRED
  STOCK TO REDEMPTION VALUE..................         (97)           --            --           --
                                                                                                             -
                                               -----------  -------------  -----------  -----------
NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS...............................   $ (28,063)    $ 326,712     $ (83,834)   $(449,245)
                                                                                                             -
                                                                                                             -
                                               -----------  -------------  -----------  -----------
                                               -----------  -------------  -----------  -----------
Per common share -- basic and diluted:
  Loss before extraordinary item.............   $   (7.02)    $   (0.09)    $   (1.45)   $   (8.30)
  Extraordinary item-gain on discharge of
    debt.....................................          --          5.75            --           --
                                                                                                             -
                                               -----------  -------------  -----------  -----------
  Net income (loss)..........................   $   (7.02)    $    5.66     $   (1.45)   $   (8.30)
                                                                                                             -
                                                                                                             -
                                               -----------  -------------  -----------  -----------
                                               -----------  -------------  -----------  -----------
  Weighted average number of common shares
    outstanding..............................       4,000        57,705        57,691       54,139
                                                                                                             -
                                                                                                             -
                                               -----------  -------------  -----------  -----------
                                               -----------  -------------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                SUCCESSOR      PREDECESSOR
                                                                 COMPANY         COMPANY
                                                              --------------  --------------
                                                               DECEMBER 31,    DECEMBER 31,
                                                                   1997            1996
                                                              --------------  --------------
                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $    8,607      $    3,326
  Restricted cash and investments...........................        13,036              --
  Receivables, net..........................................           750           1,338
  Inventories...............................................         1,739           2,038
  Prepaid expenses..........................................         2,289           1,085
  Current deposits..........................................         2,804           1,699
                                                              --------------  --------------
    TOTAL CURRENT ASSETS....................................        29,225           9,486
RESTRICTED CASH AND INVESTMENTS.............................         5,981              --
PROPERTY AND EQUIPMENT, net (Note 3)........................       131,352         110,381
LAND HELD FOR SALE..........................................         3,635           3,635
OTHER ASSETS, net...........................................         6,398           2,284
                                                              --------------  --------------
      TOTAL ASSETS..........................................    $  176,591      $  125,786
                                                              --------------  --------------
                                                              --------------  --------------

                               LIABILITIES & EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
  CURRENT LIABILITIES:
    Accounts payable........................................    $   13,657      $    7,518
    Accrued liabilities.....................................         9,049           7,780
    Due to affiliate........................................            --             903
    Accrued interest........................................         2,371             637
    Current portion of long-term debt.......................         1,102              --
    Debtor-in-possession credit facility....................            --          22,448
                                                              --------------  --------------
    TOTAL CURRENT LIABILITIES...............................        26,179          39,286
  LONG-TERM DEBT............................................        87,091           4,666
  OTHER LONG-TERM LIABILITIES...............................         7,169             498
LIABILITIES SUBJECT TO COMPROMISE...........................            --         344,908
SERIES A CONVERTIBLE PREFERRED STOCK -- 1,000 shares
  authorized, issued and outstanding, redemption value of
  $15,000...................................................        13,897              --
COMMITMENTS AND CONTINGENCIES
NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OTHER
  EQUITY (DEFICIT):
    Preferred stock (Predecessor Company) -- $.01 par value;
      10,000,000 shares authorized, no shares outstanding...            --              --
    Common stock (Predecessor Company) -- $.01 par value;
      100,000,000 shares authorized, 57,705,470 shares
      issued and 57,645,925 shares outstanding at December
      31, 1996..............................................            --             577
    Common stock (Successor Company) -- $.01 par value;
      10,000,000 shares authorized, 4,000,000 shares issued
      and outstanding at December 31, 1997..................            40              --
    Treasury stock (Predecessor Company) -- 59,545 shares at
      cost..................................................            --            (588)
    Additional paid-in capital..............................        70,063         291,925
    Cumulative translation adjustment.......................           118              62
    Accumulated deficit.....................................       (27,966)       (555,548)
                                                              --------------  --------------
    TOTAL NON-REDEEMABLE PREFERRED STOCK, COMMON STOCK AND
      OTHER EQUITY (DEFICIT)................................        42,255        (263,572)
                                                              --------------  --------------
      TOTAL LIABILITIES AND EQUITY (DEFICIT)................    $  176,591      $  125,786
                                                              --------------  --------------
                                                              --------------  --------------

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                              SUCCESSOR                 PREDECESSOR
                                               COMPANY                    COMPANY
                                            -------------  -------------------------------------
                                                              SEVEN
                                             FIVE MONTHS     MONTHS     YEAR ENDED   YEAR ENDED
                                                ENDED         ENDED      DECEMBER     DECEMBER
                                              DECEMBER      JULY 31,        31,          31,
                                              31, 1997        1997         1996         1995
                                            -------------  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................    $ (27,966)    $ 326,712    $ (83,834)   $(449,245)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities
  before reorganization items:
    Reorganization items..................           --       (11,583)      21,285           --
    Plan administrative payments..........       (5,391)       (1,109)          --           --
    Extraordinary item-gain on discharge
      of debt.............................           --      (332,165)          --           --
    Depreciation and amortization.........        9,314        11,920       21,876       31,972
    Amortization of debt discount and
      other noncash interest charges......          398            --        1,383        5,863
    Provision for bad debts...............           --            --        1,093        2,149
    Other charges.........................           --            --           --      360,803
    Restructuring costs...................           --            --           --       11,357
    Provision for deferred taxes..........           --            --           --        4,000
    Loss on asset disposals...............           --            --        1,010           --
  Changes in operating assets and
    liabilities, net of effects from
    purchase transactions:
    Receivables...........................          (42)          630         (831)       6,463
    Inventories...........................         (425)          724        1,998          254
    Prepaid expenses and current assets...       (1,825)         (484)      (3,757)      (3,830)
    Accounts payable......................        4,779           814        8,792      (17,703)
    Accrued liabilities...................          812        (3,182)      (5,193)      (9,954)
    Other.................................          375          (108)          --       (1,232)
                                            -------------  -----------  -----------  -----------
Net cash used in operating activities
  before reorganization items.............      (19,971)       (7,831)     (36,178)     (59,103)
Reorganization items......................           --        11,583      (21,285)          --
Adjustments to reconcile reorganization
  items to cash used by reorganization
  items:
    Unallocated reorganization value......           --       (24,829)          --           --
    Loss on asset disposals...............           --            --        8,867           --
    Write-off of deferred debt items......           --            --        4,340           --
    Accrued reorganization expenses.......       (2,486)       10,118        2,615           --
    Proceeds from sale of property and
      equipment...........................           --            --        1,753           --
                                            -------------  -----------  -----------  -----------
Net cash used in reorganization items.....       (2,486)       (3,128)       3,710           --
                                            -------------  -----------  -----------  -----------
Net cash used in operating activities
  after reorganization costs..............      (22,457)      (10,959)     (39,888)     (59,103)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisitions and investments,
  net.....................................           --            --           --       (5,300)
Expenditures for intangible and other
  assets, net.............................           --            --           --       (4,344)

                             CONTINUED ON NEXT PAGE

                              DISCOVERY ZONE, INC.

                                 (IN THOUSANDS)

                                              SUCCESSOR                 PREDECESSOR
                                               COMPANY                    COMPANY
                                            -------------  -------------------------------------
                                                              SEVEN
                                             FIVE MONTHS     MONTHS     YEAR ENDED   YEAR ENDED
                                                ENDED         ENDED      DECEMBER     DECEMBER
                                              DECEMBER      JULY 31,        31,          31,
                                              31, 1997        1997         1996         1995
                                            -------------  -----------  -----------  -----------
Minority interest in subsidiaries.........    $      --     $      --    $      --    $  (3,186)
Purchases of property and equipment.......      (10,642)         (567)      (2,672)     (51,732)
Proceeds from sale of property and
  equipment...............................           --            99        6,477           --
                                            -------------  -----------  -----------  -----------
Net cash provided by (used in) investing
  activities..............................      (10,642)         (468)       3,805      (64,562)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock................           --            --           --         (511)
Proceeds from issuance of long-term
  obligations.............................           --            --           --      626,200
Repayment of long-term obligations........           --            --           --     (544,411)
Net proceeds from debtor-in-possession
  credit facilities.......................           --            --       22,448           --
Net repayment of debtor-in-possession
  credit facilities.......................           --       (22,448)          --           --
Proceeds from Senior Secured Notes with
  Warrants................................           --        85,000           --           --
Proceeds from Redeemable Convertible
  Preferred Stock.........................           --        15,000           --           --
Payment of financing costs................       (1,800)       (4,569)          --           --
Escrow of restricted cash.................           --       (21,608)          --           --
Proceeds from short-term borrowings.......          276           276        7,500           --
Repayment of short-term borrowings........         (162)         (158)      (7,500)          --
Advances from Birch Holdings LLC..........           --         2,500           --           --
Repayment of advances from Birch Holdings
  LLC.....................................           --        (2,500)          --           --
Advances from affiliate, net..............           --            --       10,730       11,028
Proceeds from the exercise of options and
  warrants................................           --            --          282       29,423
                                            -------------  -----------  -----------  -----------
Net cash provided by (used in) financing
  activities..............................       (1,686)       51,493       33,460      121,729
                                            -------------  -----------  -----------  -----------
Net increase (decrease) in cash and cash
  equivalents.............................      (34,785)       40,066       (2,623)      (1,936)
Cash and cash equivalents, beginning of
  period..................................       43,392         3,326        5,949        7,885
                                            -------------  -----------  -----------  -----------
Cash and cash equivalents, end of
  period..................................    $   8,607     $  43,392    $   3,326    $   5,949
                                            -------------  -----------  -----------  -----------
                                            -------------  -----------  -----------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest....................    $   3,194     $   3,340    $     844    $   3,021
                                            -------------  -----------  -----------  -----------
                                            -------------  -----------  -----------  -----------
Cash paid for professional fees in
  connection with Chapter 11
  Proceedings.............................    $   1,331     $   3,128    $   5,461    $      --
                                            -------------  -----------  -----------  -----------
                                            -------------  -----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                  CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         RETAINED
                                  COMMON                  TREASURY         ADDITIONAL                    EARNINGS
                          -----------------------  ----------------------    PAID-IN                   (ACCUMULATED
                            SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL      WARRANTS       DEFICIT)
                          ----------  -----------  ---------  -----------  -----------  -------------  -------------
Balance at December 31,
  1994..................  48,723,115   $     487      (5,058)  $     (77)   $ 260,282     $     715      $ (22,469)
Stock issued in
  acquisitions..........     200,000           2          --          --        1,311            --             --
Stock issued on exercise
  of nonqualified stock
  options...............   1,377,855          14          --          --        3,387            --             --
Stock issued on exercise
  of warrants...........   7,234,500          72          --          --       26,566          (616)            --
Treasury shares
  acquired..............          --          --     (54,487)       (511)          --            --             --
Cumulative translation
  adjustment............          --          --          --          --           --            --             --
Net loss................          --          --          --          --           --            --       (449,245)
                          ----------       -----   ---------         ---   -----------        -----    -------------
Balance at December 31,
  1995..................  57,535,470         575     (59,545)       (588)     291,546            99       (471,714)
Stock issued on exercise
  of nonqualified stock
  options...............     170,000           2          --          --          280            --             --
Cumulative translation
  adjustment............          --          --          --          --           --            --             --
Net loss................          --          --          --          --           --            --        (83,834)
                          ----------       -----   ---------         ---   -----------        -----    -------------
Balance at December 31,
  1996..................  57,705,470         577     (59,545)       (588)     291,826            99       (555,548)
Cumulative translation
  adjustment............          --          --          --          --           --            --             --
Cancellation of old
  common shares and
  elimination of
  existing stockholders'
  equity upon emergence
  from bankruptcy.......  (57,705,470)       (577)    59,545         588     (228,716)          (99)       228,836
Issuance of new common
  shares................   4,000,000          40          --          --           --            --             --
Record value of warrants
  issued in connection
  with exit financing...          --          --          --          --        7,050            --             --
Net income..............          --          --          --          --           --            --        326,712
                          ----------       -----   ---------         ---   -----------        -----    -------------
Balance at July 31,
  1997..................   4,000,000          40          --          --       70,160            --             --
Accretion of convertible
  redeemable preferred
  stock to redemption
  value.................          --          --          --          --          (97)           --             --
Cumulative translation
  adjustment............          --          --          --          --           --            --             --
Net loss................          --          --          --          --           --            --        (27,966)
                          ----------       -----   ---------         ---   -----------        -----    -------------
Balance at December 31,
  1997..................   4,000,000   $      40          --   $      --    $  70,063     $      --      $ (27,966)
                          ----------       -----   ---------         ---   -----------        -----    -------------
                          ----------       -----   ---------         ---   -----------        -----    -------------


                            CUMULATIVE       TOTAL
                            TRANSLATION     EQUITY
                            ADJUSTMENT     (DEFICIT)
                          ---------------  ---------
Balance at December 31,
  1994..................     $      25     $ 238,963
Stock issued in
  acquisitions..........            --         1,313
Stock issued on exercise
  of nonqualified stock
  options...............            --         3,401
Stock issued on exercise
  of warrants...........            --        26,022
Treasury shares
  acquired..............            --          (511)
Cumulative translation
  adjustment............          (116)         (116)
Net loss................            --      (449,245)
                                   ---     ---------
Balance at December 31,
  1995..................           (91)     (180,173)
Stock issued on exercise
  of nonqualified stock
  options...............            --           282
Cumulative translation
  adjustment............           153           153
Net loss................            --       (83,834)
                                   ---     ---------
Balance at December 31,
  1996..................            62      (263,572)
Cumulative translation
  adjustment............           (30)          (30)
Cancellation of old
  common shares and
  elimination of
  existing stockholders'
  equity upon emergence
  from bankruptcy.......           (32)           --
Issuance of new common
  shares................            --            40
Record value of warrants
  issued in connection
  with exit financing...            --         7,050
Net income..............            --       326,712
                                   ---     ---------
Balance at July 31,
  1997..................            --        70,200
Accretion of convertible
  redeemable preferred
  stock to redemption
  value.................            --           (97)
Cumulative translation
  adjustment............           118           118
Net loss................            --       (27,966)
                                   ---     ---------
Balance at December 31,
  1997..................     $     118     $  42,255
                                   ---     ---------
                                   ---     ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                              DISCOVERY ZONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

    Discovery Zone, Inc. (the "Company") is the leading owner and operator of pay-for-play children's entertainment centers ("FunCenters") in North America with a national network of 205 FunCenters in 39 states, Puerto Rico and Canada. The Company also operates two entertainment centers targeting adult customers, under the "Block Party" name. The accompanying financial statements present the consolidated financial position of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

    Discovery Zone, Inc. and its nineteen domestic subsidiaries (collectively, the "Group") emerged from bankruptcy on July 29, 1997. The Group had originally filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on March 25, 1996 (the "Petition Date"). While under Chapter 11, certain claims against the Group at the Petition Date were stayed while the Company continued its operations as a Debtor-in-Possession. These claims are reflected in the Company's consolidated balance sheet as Liabilities Subject to Compromise as of December 31, 1996. On July 18, 1997, the Bankruptcy Court approved the Company's Joint Plan of Reorganization with Birch Holdings LLC ("Birch"), an affiliate of Wellspring Associates LLC ("Wellspring") which became effective on July 29, 1997 (the "Effective Date" or "Emergence Date").

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

    In accordance with SOP 90-7, the Company did not accrue interest on its prepetition interest bearing obligations after the Petition Date as it was unlikely such interest would be paid under the Plan. The amount of such unaccrued contractual interest during the seven-month period ended July 31, 1997 and the year ended December 31, 1996 was approximately $9,176,000 and $11,900,000, respectively.

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

    Certain amounts in the 1995 and 1996 Consolidated Financial Statements have been reclassified to conform with the 1997 presentation.

(2) JOINT PLAN OF REORGANIZATION, EXIT FINANCING AND NEW BUSINESS STRATEGY

    In November 1996, the Company filed with the Bankruptcy Court a Joint Plan of Reorganization (the "Plan") with Birch which set forth a plan for repaying or otherwise compensating the Company's creditors in order of relative seniority of their respective claims while seeking to maintain the Company as a going concern. On July 18, 1997, the Plan was approved by the requisite number of creditors and confirmed by the Bankruptcy Court. The Plan became effective on July 29, 1997 and the Company emerged from bankruptcy as of that date.

                              DISCOVERY ZONE, INC.

(2) JOINT PLAN OF REORGANIZATION, EXIT FINANCING AND NEW BUSINESS STRATEGY (CONTINUED)
    The Plan provided for (i) the payment in full of certain administrative claims against the Company (those claims which arose after the Petition Date),
(ii) conversion of substantially all of the Company's liabilities subject to compromise (excluding taxes payable, lease assumption payments and certain other prepetition liabilities permitted under the Plan) to equity interests in the Company and, (iii) cancellation of all of the prepetition equity interests in the Company, as more fully described in the Plan. Birch had purchased certain of these prepetition claims from the original banks providing a credit facility to the Company, resulting in ownership of 55.7% of the common stock of the reorganized Company ("Common Stock").

    Pursuant to the Plan, substantially all the Company's prepetition unsecured liabilities were converted to equity in exchange for units consisting of nine shares of Common Stock and a ten-year warrant to purchase one share of Common Stock at a price of $17.55 (the "Ten Year Warrants"). Such unsecured creditors will receive 4,000,000 shares of Common Stock and Ten Year Warrants exercisable for 444,444 shares of Common Stock. As a result of the transactions which occurred on the Effective Date, indebtedness of $332,165,000 was discharged, resulting in a gain, reflected as an extraordinary item in the accompanying consolidated statements of operations. This gain is not recognized for tax purposes to the extent the Company was insolvent at the date of discharge. However, the Company's net operating loss carryforwards were reduced by the amount of the gain.

    In connection with its emergence from bankruptcy, the Company raised $100 million through the issuance of $15 million of Convertible Redeemable Preferred Stock ("Preferred Stock") and $85 million of 13.5% Senior Secured Notes with Warrants, resulting in approximately $93.8 million of net proceeds to the Company after deducting related offering costs (the "Exit Financing"). The proceeds were used to repay the Company's debtor-in-possession credit facilities (See Note 5) and certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's emergence from bankruptcy and to fund the Bond Interest Escrow Account, which is reflected as Restricted Cash and Investments in the accompanying consolidated financial statements. The Senior Secured Note holders also received warrants (the "Warrants") to purchase 805,154 shares of Common Stock at an exercise price of $.01 per share exercisable through August 1, 2007, which represent approximately 12.5% of the diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants and conversion of the Preferred Stock. A portion of the proceeds from the Senior Secured Notes was allocated to the Warrants. (See Note
6).

    The Preferred Stock is convertible at any time into 1,191,626 shares of Common Stock at an effective conversion price of $12.59 per common share, representing approximately 18.5% of the diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants and conversion of the Preferred Stock. The terms of the Preferred Stock include a liquidation preference, the right to receive dividends, if paid, voting rights, Board of Directors representation and redemption upon (i) the earlier to occur of a merger, the sale of substantially all the Common Stock or assets of the Company or other change of control, or (ii) 180 days prior written notice from any holder at any time 62 months after the Effective Date.

    Approximately 3,157,000 shares of Common Stock are reserved for issuance for the exercise of all warrants, and options and conversion of the Preferred Stock.

                              DISCOVERY ZONE, INC.

(2) JOINT PLAN OF REORGANIZATION, EXIT FINANCING AND NEW BUSINESS STRATEGY (CONTINUED)
    During 1997 the Company implemented a broad cost reduction program and, since the Effective Date, has begun implementing an extensive store renovation program and brand repositioning strategy designed to increase attendance and in-store spending. The Company intends to reposition the Company from an indoor playground concept to an entertainment venue for children and families that includes the addition of designated areas for laser tag, arts and crafts, stage events and promotions with regularly changing activities and events tied in to major entertainment properties and consumer products.

    Subject to the Company's ability to generate positive cash flow from operations, and availability of funds under the Company's Senior Secured Credit Facility (See Note 15), the Company believes that its existing capital resources will provide sufficient funds during 1998 to finance the Company's operations in the ordinary course and to fund its debt service requirements and the initial phase of its renovation program and other capital expenditures. However, if the Company continues to generate negative operating cash flow, less capital will be available for its renovation program, which may, in turn, adversely impact implementation of the Company's business strategy and thus, future operating results. In the event that the results of its business strategy are not sufficient for the Company to generate positive cash flow from operations, or take longer than expected to realize, or if the Company's renovation program is delayed or costs more than expected, the Company is likely to need additional financing for debt service, working capital and later phases of the renovation program.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consists of U.S. treasury securities purchased to fund the Bond Interest Escrow Account (See Note 2). The securities are stated at cost plus accrued interest which approximates fair value.

RECEIVABLES

    The Company has recorded a reserve for uncollectible accounts of approximately $974,000 at December 31, 1996. There is no reserve for uncollectible accounts at December 31, 1997. The Company believes that the carrying amount of accounts receivable at December 31, 1997 and 1996 approximates the fair value at such date.

INVENTORIES

    Inventories, consisting primarily of facility operating supplies, food and apparel items, are valued at lower of cost (first in, first out) or market.

                              DISCOVERY ZONE, INC.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. The Company is in the process of finalizing the allocation of its reorganization value (see Note 4) to property and equipment and identifiable intangible assets in accordance with SOP 90-7, which provides for reorganization value to be allocated to the Company's assets in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, "Business Combinations," for transactions reported on the basis of the purchase method. Depreciation and amortization expense is provided using the straight-line method over the lesser of the estimated useful life of the related assets or the lease term, excluding renewal options. Property and equipment at December 31, 1997 and 1996 consists of the following (in thousands):

                                                                                            SUCCESSOR   PREDECESSOR
                                                                                             COMPANY      COMPANY
                                                                                            ----------  -----------
                                                                             LIFE IN YEARS     1997        1996
                                                                             -------------  ----------  -----------
Land.......................................................................           --    $    8,164   $   8,164
Building and improvements..................................................      20-40           8,811       9,190
Equipment, furniture and fixtures..........................................      3-12           51,318      74,533
Leasehold improvements.....................................................      1-14           29,563      42,094
Computer equipment and software............................................       3-5            3,778       7,705
Unallocated reorganization value (Note 4)..................................           --        24,829          --
Construction in progress...................................................           --        14,203          --
                                                                                 -----      ----------  -----------
                                                                                      --       140,666     141,686
Less accumulated depreciation and amortization.............................           --        (9,314)    (31,305)
                                                                                 -----      ----------  -----------
Property and equipment, net................................................           --    $  131,352   $ 110,381
                                                                                 -----      ----------  -----------
                                                                                 -----      ----------  -----------

    Depreciation and amortization expense related to property and equipment was approximately $9,314,000 for the five months ended December 31, 1997, $11,920,000 for the seven months ended July 31, 1997, $21,876,000 for the year ended December 31, 1996 and $28,466,000 for the year ended December 31, 1995. Additions to property and equipment are capitalized and include cost to design, acquire and install property and equipment, costs incurred in the location, development and construction of new facilities, major improvements to existing property and direct incremental costs incurred in the development of management information systems.

    In 1995, the Company elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, this statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company completed its review of property and other assets in accordance with SFAS No. 121 and adjusted the carrying values of those assets in the fourth quarter of 1995. No further adjustments were made in 1996 or 1997.

    Concurrent with the adoption of SFAS No. 121, the Company changed the useful lives of its leasehold improvements to the lesser of the useful life or term of the lease, excluding renewal options, effective in the fourth quarter of 1995. Effective January 1, 1996, the Company reduced the period of depreciation for

                              DISCOVERY ZONE, INC.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) certain equipment, furniture and fixtures from its useful life to the lesser of its useful life or the term of leases for locations at which these items are placed. This change is an accounting change in the estimate of the useful lives of property and equipment and is accounted for on a prospective basis beginning January 1, 1996. The effect of this change was to increase 1996 depreciation expense by approximately $6,096,000.

LAND HELD FOR SALE

    The classification of land held for sale at December 31, 1997 and 1996 is based upon management's decision to dispose of certain parcels of undeveloped land. The land is stated at the lower of historical cost or fair value less costs to sell.

    In February 1998, the Company entered into a contract for the sale of property in Littleton, Colorado.
The Littleton property consists of two parcels, of which one is improved with a FunCenter and the other is unimproved land. This contract provides for the sale of such property for $4.2 million and allows the Company to lease the FunCenter located thereon at an annual rental of $188,250, plus scheduled escalations, for up to five years. This sale will reduce the outstanding principal balance of the McDonald's Note to approximately $800,000, and reduce the annual debt service on the McDonald's Note to approximately $130,000 per year. The Littleton sale is scheduled to close in July 1998. There can be no assurances that this sale will ultimately close or close on the aforementioned terms or time period.

INTANGIBLE ASSETS

    Prior to December 31, 1995, intangible assets consisted of the cost of acquired businesses in excess of the market value of net intangible and identifiable intangible assets acquired and the cost of territory rights acquired. Territory rights included amounts paid to former franchises to reacquire development rights in market areas previously granted to them under area development agreements. The reacquisition of these territories gave the Company the exclusive right to develop the markets with Company-owned facilities or grant development rights to others, at its discretion. The cost in excess of the market value of net tangible and identifiable intangibles and the cost of territory rights were being amortized on a straight-line basis over 40 years.

    Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicated the remaining estimated useful life or cost of acquired businesses in excess of the market value of net tangible and identifiable intangible assets acquired may warrant revision or that the remaining balance of such costs may not be recoverable. The Company uses an estimate of the Company's undiscounted net income over the remaining life of the costs of acquired businesses in excess of the market value of net tangible and identifiable intangible assets acquired in measuring whether the costs are recoverable. Certain events and circumstances occurred during 1995 that indicated that the carrying amounts of the cost of acquired businesses in excess of the market value of net tangible and identifiable intangible assets and the cost of territory rights acquired may not be recoverable. Accordingly, the remaining carrying amounts relating to all of the Company's intangible assets were written down to zero during the fourth quarter of 1995.

    Amortization expense related to intangible assets was approximately $3,506,000 in 1995.

                              DISCOVERY ZONE, INC.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCRUED LIABILITIES

    Accrued liabilities included in current liabilities at December 31, 1997 and 1996 consists of the following (in thousands):

                                                                           SUCCESSOR   PREDECESSOR
                                                                            COMPANY      COMPANY
                                                                          -----------  -----------
                                                                             1997         1996
                                                                          -----------  -----------
Accrued bankruptcy administrative claims and reorganization costs.......   $   4,180    $      --
Accrued payroll and employee benefits...................................       1,961          851
Other...................................................................       2,908        6,929
                                                                          -----------  -----------
Total...................................................................   $   9,049    $   7,780
                                                                          -----------  -----------
                                                                          -----------  -----------

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents in banks and credit card receivables from credit card transaction processing companies. The credit risk associated with cash and cash equivalents is considered low due to the credit quality of the financial institutions.

REVENUE RECOGNITION

    Revenue from Company-owned facilities is recognized at the time of sale. Revenue from franchises is recognized when all material services or conditions required under the Company's franchise agreement have been performed by the Company.

CAPITALIZED INTEREST

    Interest costs have been capitalized on facility expenditures during the construction period in accordance with SFAS No. 34, "Capitalization of Interest Costs". Interests costs capitalized as an offset to interest expense were approximately $197,000 in 1995.

EARNINGS (LOSS) PER COMMON SHARE

    In 1997, the Company adopted SFAS No. 128, "Earnings per Share" (EPS). EPS amounts for all periods presented have been restated, where appropriate, to conform to the SFAS No. 128 requirements. Earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Common equivalents outstanding, common shares issuable upon assumed conversion of the Preferred Stock and other potentially dilutive securities have not been included in the computation of diluted earnings (loss) per share as their effect is antidilutive for all relevant periods presented. Shares of Common Stock to be issued to unsecured creditors pursuant to the Plan have been reflected as outstanding as of the Effective Date for purposes of calculating the weighted average common shares outstanding in the accompanying consolidated statement of operations for the five-month period ended December 31, 1997.

                              DISCOVERY ZONE, INC.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    SFAS No. 130, "Reporting Comprehensive Income" is effective in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income. The adoption of this statement is not expected to result in a significant change from the current required disclosures.

    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" is effective in 1998. This statement abandons the "Industry Segment Approach" in favor of the "Management Approach" for segment disclosure purposes. Adoption of this statement will only effect the Company's disclosures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

        Receivables consist primarily of credit card receivables which are converted to cash within a short time after sales transactions are completed and therefore are reported at approximate fair value.

        Interest rates and terms for the 13.5% Senior Secured Notes, Secured Rejection Note, and Secured Rent Deferral Notes were recently negotiated (see Note 6). No significant events have occurred which would indicate the reported amounts of these debt instruments would differ from fair value.

CONVERTIBLE REDEEMABLE PREFERRED STOCK

    Convertible Redeemable Preferred Stock (see Note 2) is carried at the net consideration to the Company a time of issuance (fair value), increased by periodic accretion to redemption value using the interest method. Redemption accretion is effected by charges against retained earnings, or, in the absence of retained earnings, paid-in capital.

ADVERTISING EXPENSE

    The Company expenses costs of advertisements at the time the advertisements are first shown or published. Advertising expense for the years ended December 31, 1997 and 1996 was approximately $7,116,000 and $18,095,000, respectively.

(4) FRESH START REPORTING

    Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of SOP 90-7. Although the Emergence Date was July 29, 1997, the Company has recorded the effects of fresh start reporting as of July 31, 1997. In accordance with SOP 90-7, assets and liabilities have been restated as of July 31, 1997 to reflect the reorganization value of the Company, which approximates their fair value at the Emergence Date. In addition, the accumulated deficit of the Company through the Emergence Date has been eliminated and the debt and capital structure of the Company has been recast pursuant to the provisions of the Plan. Thus, the balance sheet as of December 31, 1997 reflects a new reporting entity (the "Successor Company") and is not comparable to prior periods (the "Predecessor Company"). Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company reflect operations prior to the Emergence Date and the effect of

                              DISCOVERY ZONE, INC.

(4) FRESH START REPORTING (CONTINUED)
adopting fresh start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

    The reorganization value of the Company's common equity of approximately $70,200,000 was determined by the Company with the assistance of financial advisors. These advisors (1) received certain historical information for recent years and interim periods; (2) reviewed certain internal financial and operating data including financial projections; (3) met with senior management to discuss operations and future prospects; (4) reviewed publicly available financial data and considered the market values of public companies deemed generally comparable to the operating business of the Company; (5) considered certain economic and industry information relevant to the operating business; (6) reviewed on five year forecast prepared by the Company; and, (7) conducted such other analyses as appropriate. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the Effective Date. In developing this valuation estimate the advisors, using rates of 30% to 35%, discounted the Company's five year forecasted free cash flows and an estimate of sales proceeds assuming the Company would be sold at the end of the five year period within a range of comparable Company multiples.

    The difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities resulted in a reorganization item of approximately $24,829,000 which is included as an increase in net income in the accompanying consolidated statement of operations for the seven month period ended July 31, 1997 and as an increase in property and equipment in the balance sheet at July 31, 1997. This reorganization item is included in property and equipment at December 31, 1997, net of recorded amortization, as unallocated reorganization value. This reorganization item will be allocated to specific property and equipment assets and certain intangible assets after the Company obtains appraisals of certain assets and completes a review of property and equipment, all of which are currently in process.

    The accumulated deficit of the Company at July 31, 1997 of approximately $243,234,000, which included the effects of the reorganization items and the extraordinary gain on discharge of debt, was reclassified to additional paid-in capital.

                              DISCOVERY ZONE, INC.

(4) FRESH START REPORTING (CONTINUED)
    The effects of the Plan, the Exit Financing, and fresh start reporting on the Company's condensed consolidated balance sheet at July 31, 1997 are as follows (in thousands):

                                                              PRE-       DISCHARGE      EXIT     FRESH START  REORGANIZED
                                                            EMERGENCE        OF      FINANCING   ADJUSTMENTS    BALANCE
                                                          BALANCE SHEET   DEBT (1)      (2)          (3)         SHEET
                                                          -------------  ----------  ----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................   $     2,678   $  (33,811) $   74,525   $      --    $  43,392
  Restricted cash and investments.......................           134           --      10,414          --       10,548
  Receivables, net......................................           708           --          --          --          708
  Inventories...........................................         1,314           --          --          --        1,314
  Prepaid expenses and other current assets.............         3,140           --        (569)        697        3,268
                                                          -------------  ----------  ----------  -----------  -----------
        TOTAL CURRENT ASSETS............................         7,974   $  (33,811)     84,370         697       59,230
RESTRICTED CASH AND INVESTMENTS.........................            --           --      11,060          --       11,060
PROPERTY AND EQUIPMENT, net.............................        98,929           --          --      24,829      123,758
LAND HELD FOR SALE......................................         3,635           --          --          --        3,635
OTHER ASSETS, net.......................................         2,468          443       5,000      (1,592)       6,319
                                                          -------------  ----------  ----------  -----------  -----------
        TOTAL ASSETS....................................   $   113,006   $  (33,368) $  100,430   $  23,934    $ 204,002
                                                          -------------  ----------  ----------  -----------  -----------
                                                          -------------  ----------  ----------  -----------  -----------
LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
  CURRENT LIABILITIES:
  Accounts payable......................................   $     7,119   $       --  $       --   $      --    $   7,119
  Accrued liabilities...................................        10,506         (925)      1,630       8,341       19,552
  Debtor-in-possession credit facility..................        30,895      (30,895)         --          --           --
                                                          -------------  ----------  ----------  -----------  -----------
        TOTAL CURRENT LIABILITIES.......................        48,520      (31,820)      1,630       8,341       26,671
  LONG-TERM DEBT........................................         4,682        5,000      77,950           6       87,632
  OTHER LONG-TERM LIABILITIES...........................          (813)          --          --       6,512        5,699
LIABILITIES SUBJECT TO COMPROMISE.......................       344,070     (338,713)         --      (5,357)          --
CONVERTIBLE REDEEMABLE PREFERRED STOCK..................            --           --      13,800          --       13,800
COMMON STOCK AND OTHER EQUITY (DEFICIT):
  Common stock (Predecessor Company)....................           577           --          --        (577)          --
  Common stock (Successor Company)......................            --           --          --          40           40
  Treasury stock (Predecessor Company)..................          (588)          --          --         588           --
  Additional paid-in capital............................       291,925           --       7,050    (228,815)      70,160
  Cumulative translation adjustment.....................            32           --          --         (32)          --
  Accumulated deficit...................................      (575,399)     332,165          --     243,234           --
                                                          -------------  ----------  ----------  -----------  -----------
  TOTAL COMMON STOCK AND OTHER EQUITY (DEFICIT).........      (283,453)     332,165       7,050      14,438       70,200
                                                          -------------  ----------  ----------  -----------  -----------
  TOTAL LIABILITIES AND EQUITY (DEFICIT)................   $   113,006   $  (33,368) $  100,430   $  23,934    $ 204,002
                                                          -------------  ----------  ----------  -----------  -----------
                                                          -------------  ----------  ----------  -----------  -----------

------------------------

(1) To record the discharge or reclassification of prepetition obligations (liabilities subject to compromise) and debtor-in-possession credit facilities pursuant to the Plan.

                              DISCOVERY ZONE, INC.

(4) FRESH START REPORTING (CONTINUED)
(2) To record the Exit Financing and related issuance costs.

(3) To record assets and liabilities at their fair value pursuant to fresh start reporting and eliminate the existing accumulated deficit.

(5) DEBTOR-IN-POSSESSION CREDIT FACILITIES

    Pursuant to a final Order of the Bankruptcy Court dated May 20, 1996, the Group was authorized to enter into a Revolving Credit Agreement dated April 30, 1996 (the "Revolving Credit Agreement") among Discovery Zone, Inc., as borrower, the other members of the Group, as guarantors, and Madeleine LLC ("Madeleine"), as lender. Under the Revolving Credit Agreement, Madeleine agreed to lend Discovery Zone up to the aggregate principal amount of $17,000,000, inclusive of a $7,000,000 subfacility for the issuance of letters of credit. Under the Revolving Credit Agreement, Madeleine was granted (i) superpriority administrative expense claim status over administrative expenses of the Group,
(ii) first priority liens on and security interests in all of the Group's owned and subsequently acquired unencumbered assets, (iii) liens on and security interests senior to any liens on or security interests in all owned or subsequently acquired unencumbered assets, other than collateral securing certain permitted liens, and (iv) junior liens on and security interests in collateral for such permitted liens. The Revolving Credit Agreement was amended by the First Amendment, dated as of May 28, 1996, which changed certain of the financial covenants contained in the Revolving Credit Agreement.

    In August 1996, the Group requested that Madeleine make available additional funds to insure the Group sufficient liquidity to timely satisfy their postpetition obligations during the months of September and October, 1996. By motion dated August 16, 1996, the Discovery Zone Group requested authority from the Bankruptcy Court to enter into a Second Amendment to the Revolving Credit Agreement (the "Proposed Second Amendment"), which provided for, among other things, an increase from $17,000,000 to $20,000,000 in the aggregate principal amount of the loans available under the Revolving Credit Agreement and an adjustment to certain of the financial covenants therein.

    Both prior to and following the filing of the motion requesting authority to enter into the Proposed Second Amendment, the Group conducted discussions with other prospective lenders regarding the provision of additional financing. These negotiations resulted in a commitment from Perry Partners L.P. ("Perry Partners") to provide financing on substantially the same terms as the Revolving Credit Agreement, as amended by the Proposed Second Amendment, but up to the aggregate principal amount of $25,000,000. Because of this opportunity to obtain additional credit, the Group, with consent of Madeleine, withdrew the motion requesting authority to enter into the Proposed Second Amendment.

    By Order dated October 25, 1996, the Group obtained authority from the Bankruptcy Court to enter into a Replacement Revolving Credit Agreement (the "Replacement Credit Agreement"), among Discovery Zone Inc., as borrower, the other members of the Group, as guarantors, and Perry Partners, as lender. Under the Replacement Credit Agreement, Perry Partners agreed to lend Discovery Zone up to the aggregate principal amount of $25,000,000, inclusive of a $7,000,000 subfacility for the issuance of letters of credit. Perry Partners was granted
(i) superpriority administrative expense claim status over administrative expenses of the Group, (ii) first priority liens on and security interests in all of the Group's owned or subsequently acquired unencumbered assets, (iii) liens on and security interests senior to any liens on or security interests in all owned or subsequently acquired unencumbered assets, other than collateral for certain permitted liens, and (iv) junior liens on and security interests in collateral for such permitted liens.

                              DISCOVERY ZONE, INC.

(5) DEBTOR-IN-POSSESSION CREDIT FACILITIES (CONTINUED)
    The Replacement Credit Agreement contained covenants similar to those contained in the Revolving Credit Agreement, as amended by the Proposed Second Amendment, including, among other things, the maintenance of certain financial ratios, prohibition against the incurrence of certain additional indebtedness, and prohibition against dividends. The Group used proceeds made available under the Replacement Credit Agreement to repay in full all outstanding obligations under the Revolving Credit Agreement, as amended by the First Amendment, and the Revolving Credit Agreement, as amended, was terminated. Approximately $16,250,000 of the $25,000,000 was used to satisfy all obligations under the Revolving Credit Agreement.

    During the fourth quarter of 1996, the Group determined that it would require an additional $5,000,000 in postpetition financing to satisfy obligations which would become due and payable during the first quarter of 1997. By motion dated December 27, 1996, the Group requested authority from the Bankruptcy Court to enter into a First Amendment to the Replacement Credit Agreement (the "First Replacement Amendment") pursuant to which the aggregate principal amount to be advanced to the Group by Perry Partners would be increased from $25,000,000 to $30,000,000. By interim Order dated December 31, 1996, the amount which the Group was authorized to borrow from Perry Partners was increased from $25,000,000 to $28,500,000. By final Order dated March 4, 1997, this amount was increased to $30,000,000.

    At December 31, 1996, the Company had outstanding borrowings under the Replacement Credit Facility of approximately $22,448,000, bearing interest at prime plus 3.5% (11.75% at December 31, 1996) payable monthly. The Replacement Credit Facility also required payment of certain fees as defined in the agreement plus an amount to be determined such that Perry Partners earned an internal rate of return, determined on an annualized basis, of 21% on all borrowings (which return took into account all interest and fees). This additional interest of approximately $364,000 over fees and interest accrued at the stated rate was included as a post petition liability at December 31, 1996, and was due and payable upon repayment of the loan.

    At July 29, 1997, the Company had outstanding borrowings under the Replacement Credit Facility of $28,395,000. Interest on those borrowings accrued at prime plus 3.5% (11.75% at July 29, 1997) payable monthly. At the Effective Date, additional fees and interest of $821,000 over interest accrued at the stated rate were owed. Outstanding borrowings under the facility were repaid upon the Company's emergence from bankruptcy with the proceeds of the Exit Financing (See Note 2) and the facility was eliminated.

    In June and July 1997, the Bankruptcy Court issued orders permitting the Company to borrow $5,000,000 from Birch as permitted under the existing Replacement Credit Facility. The facility bore interest at prime plus 3.5% and required the payment of certain additional fees to Birch at such time as the Company exited bankruptcy protection. The loan was unsecured; however, borrowings under the loan agreement had superpriority administrative claim status with respect to payment of administrative expenses under the Plan. The Company borrowed $2,500,000 under this facility, which was repaid with interest and fees of approximately $82,000 upon the Company's emergence from bankruptcy with the proceeds from the Exit Financing and the facility was eliminated.

(6) LONG-TERM DEBT

    Long-term debt at December 31, 1997 and 1996 consists of the following (in thousands):

                                                                                             SUCCESSOR   PREDECESSOR
                                                                                              COMPANY      COMPANY
                                                                                            -----------  -----------
                                                                                               1997         1996
                                                                                            -----------  -----------
13.5% Senior Secured Notes due 2002, net of unamortized
  discount of $6,652 (1)..................................................................   $  78,348    $      --
Secured Rejection Note (2)................................................................       4,416        4,666
Secured Rent Deferral Notes (2)...........................................................         429           --
Prepetition tax claims (3)................................................................       5,000           --
                                                                                            -----------  -----------
                                                                                                88,193        4,666
Less current portion......................................................................      (1,102)          --
                                                                                            -----------  -----------
Long-term debt............................................................................   $  87,091    $   4,666
                                                                                            -----------  -----------
                                                                                            -----------  -----------

    At December 31, 1997, maturities of the Company's long-term debt are as follows: $1,102,000 in 1998; $1,663,000 in 1999; $1,663,000 in 2000; $1,663,000
in 2001; $86,708,000 in 2002; and $2,046,000 thereafter.

------------------------

(1) In connection with its exit financing to emerge from bankruptcy, the Company issued $85,000,000 of 13.5% Senior Secured Notes due August 1, 2002 (the "Notes") and the Warrants. A value of $7,050,000 was allocated to the Warrants based upon their estimated fair value at the time of the issuance, representing the original issue discount on the Notes and resulting in an effective interest rate on the Notes of approximately 15.9%. The Notes are secured by substantially all the assets of the Company and interest is payable quarterly in arrears beginning November 1, 1997. A separate interest escrow account was established with the trustee to fund interest payments on the Notes through August 1, 1999. The interest escrow account balance totaled approximately $19,017,000 at December 31, 1997, consisting of treasury securities and accrued interest thereon, and is reflected as restricted cash and investments in the Company's consolidated balance sheet.

   The Notes contain restrictions on payment of dividends, additional indebtedness, and cross-default provisions with other obligations of the Company. Among other things, the Company is permitted to have outstanding up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations, or purchase money obligations.

(2) In connection with the 1994 acquisition of Leaps & Bounds, Inc. ("Leaps & Bounds") from the McDonald's Corporation ("McDonald's") (see Note 8), the Company, through a wholly owned subsidiary, received fee simple ownership of certain parcels of real property. Each parcel of real property is encumbered by a mortgage or deed of trust in favor of McDonald's, which serves to secure certain indemnity obligations owed by the Company to McDonald's.

   By Order dated November 16, 1996, the Group was granted authority by the Bankruptcy Court to enter into, and perform under, a stipulation with McDonald's (the "McDonald's Stipulation") which provides for a global resolution of issues relating to, among other things, the assumption and rejection of leases of property where McDonald's is the sublessor and Leaps & Bounds is the sublessee (the "L&B" Subleases"); rent deferrals which McDonald's will grant to Leaps & Bounds in respect of certain assumed L&B Subleases; the treatment of secured claims which McDonald's holds against the Group arising from the rejection and assumption of the L&B Subleases, and future rent deferrals to be granted in respect of certain of the L&B Subleases.

   The McDonald's Stipulation provided that Leaps & Bounds assume L&B Subleases with respect to 21 FunCenters (the "Assumption Locations") and reject the L&B Subleases with respect to 17 FunCenters, which the Group also requested the Bankruptcy Court's authority to close. The Group, upon Leaps & Bounds assuming the L&B Subleases for the Assumption Locations, cured all unpaid rent and other charges under these subleases pursuant to section 365(b) of the Bankruptcy Code, which cure payments totaled approximately $528,000. McDonald's rejection claims related to the 17 closed FunCenters currently totals $4,416,000, and is evidenced by a six-year note payable requiring annual principal payments of approximately $736,000 (the "Secured Rejection Note"). The Secured Rejection Note bears interest at 11% payable annually and matures in the year 2003.

   McDonald's also granted the Company rent deferrals (the "Rent Deferrals") under the L&B Subleases, which are evidenced by nine notes due upon the expiration of each initial sublease term (the "Secured Rent Deferral Notes"). The Rent Deferrals currently total approximately $398,000 per year and, when combined with the initial Emergence Date principal balance of approximately $266,000, will total approximately $2,840,000 over the next seven years. The notes bear interest at 11% per annum payable at maturity and have maturity dates ranging from August 31, 2002 to December 31, 2004.

   The Secured Rejection Note and the Secured Rent Deferral Notes are secured by first mortgages or deeds of trust on fourteen properties owned by the Company, including three undeveloped parcels of land with a book value of $2,747,000 at December 31, 1997, which are included in Land Held for Sale in the Company's Consolidated Balance Sheet, one of which is under contract for sale for $4.2 million (See Note 3). The notes contain certain cross-default provisions including cross-defaults among themselves, with the McDonald's subleases and with other indebtedness of the Company in excess of $2.5 million.

(3) The prepetition tax claims (the "Tax Claims") represent taxes assessed prior to the Company filing for bankruptcy and have an estimated aggregate principal amount of $5,000,000. The Tax Claims have maturities of up to six years from the original date of assessment and require payment of principal amounts in equal annual installments. The majority of the Tax Claims accrue simple interest at 10% per annum payable with each annual principal installment. The remainder accrue interest at 12% per annum.

(7) LIABILITIES SUBJECT TO COMPROMISE

    Under the Bankruptcy Code, certain claims against the Company arising prior to the Petition Date were stayed. These prepetition claims were compromised under the Plan (See Note 2). At December 31, 1996, these prepetition liabilities were separately classified in the consolidated balance sheet as liabilities subject to compromise and included the following (in thousands):

Accounts payable..................................................  $  27,213
Accrued liabilities...............................................     27,446
Lease rejection claims............................................     18,767
Note payable to affiliate (See Note 8)............................     13,215
Other amounts payable to affiliate (See Note 9)...................     22,724
Priority tax claims (See Note 6)..................................      5,000
Payable under credit agreement with banks.........................    101,900
Subordinated convertible debt.....................................    128,643
                                                                    ---------
Total liabilities subject to compromise...........................  $ 344,908
                                                                    ---------
                                                                    ---------

    Accrued liabilities include amounts accrued for claims related to lawsuits and other legal matters.

    In accordance with the Bankruptcy Code, the members of the Group sought court approval for the rejection of certain prepetition executory contracts and real property leases. Such lease rejections give rise to prepetition claims for damages pursuant to the Bankruptcy Code. The Group rejected 91 real property leases during 1996 and 4 during 1997.

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

    Another event of default occurred under the Credit Facility on the Petition Date when the Group filed voluntary petitions for relief under the Bankruptcy Code with the Bankruptcy Court. Consequently, all unpaid principal of, and accrued prepetition interest on, amounts outstanding under the Credit Facility became immediately due and payable. The payment of such debt and accrued but unpaid interest thereon was prohibited during the pendency of the Group's bankruptcy cases other than pursuant to a court order. At the Petition Date, these amounts totaled $101,900,000 and were classified as liabilities subject to compromise at December 31, 1996.

    In October and November, 1993, the Company issued $293,250,000 aggregate principal amount at maturity of Liquid Yield Option Notes ("LYONs"), a form of subordinated convertible debt, due October 14, 2013. Net proceeds, after the underwriting discount, amounted to approximately $111,000,000. No periodic interest payments were required on the LYONs. Each LYON had an issued price of $391.06 and had principal amount due at maturity of $1,000 (representing a yield to maturity of 4.75% per annum computed on a semiannual bond equivalent basis). Each LYON was convertible into 13,845 shares of Common Stock, at the option of the holder, at any time on or prior to maturity, was subordinated to all existing and future Senior Indebtedness (as defined in the LYONs indenture agreement, "Indenture") of the Company, and was redeemable on or after October 14, 1998, in whole or in part, at the option of the Company, for cash in an amount equal to the issue price plus accrued original issue discount to the date of redemption.

    As a result of the Group's bankruptcy filing, the Company defaulted under the Indenture governing the LYONs. Consequently, the original issue price of the LYONs plus the accrued original issue discount of the LYONs (the "Accreted Value") through the Petition Date was immediately payable. As of December 31, 1996, the Accreted Value was $128,643,000 and at the Petition Date this obligation became subject to compromise.

(8) BUSINESS COMBINATIONS, SALES AND DISPOSALS

    On May 24, 1995, the Company purchased from a subsidiary of Viacom, Inc. ("Viacom") substantially all assets pertaining to the operation of two family entertainment centers operating under the name "Block Party". The purchase price was $13,215,000 and was paid through the issuance of a subordinated promissory note having a ten-year term (the "BFF Note"). Interest on such note accrued at the one-month London Interbank Offered Rate ("LIBOR") plus .75% and was payable quarterly. The principal of the note was payable in varying annual amounts beginning in the fourth year. Under the purchase agreement, the Company was assigned certain real and personal property leases related to the operations of the entertainment facilities and assumed all liabilities arising thereunder. See
Note 9, Related Party Transactions, for a further discussion of transactions with Viacom.

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

    On February 8, 1996, the Company sold all issued and outstanding stock of two wholly-owned subsidiaries, I&S Consultants and VLT, Inc., which together owned and operated The Enchanted Castle, a family entertainment facility located in Lombard, Illinois for $2,800,000.

    On March 8, 1996, the Company sold all issued and outstanding stock of its Wright Entertainment Group subsidiary for $2,000,000.

    During 1996, the Company closed 101 of its indoor entertainment facilities resulting in a loss on asset disposals of approximately $8,867,000. Proceeds from sale of property and equipment at these locations totaled approximately $1,753,000.

    The Company's consolidated results of operations for the year ended December 31, 1995 prepared on an unaudited pro forma basis assuming businesses acquired and accounted for as purchases in 1995 had occurred as of January 1, 1995 are as follows:

Revenues as reported.............................................  $ 259,490
Revenue of purchased businesses for the period prior to
  acquisition, net of eliminations...............................      3,170
                                                                   ---------
Pro forma revenue................................................  $ 262,660
                                                                   ---------
                                                                   ---------
Net loss as reported.............................................   (449,245)
Net loss of purchased businesses for period prior to
  acquisition....................................................       (238)
Adjustment for interest and goodwill amortization................       (494)
                                                                   ---------
Pro forma loss...................................................  $(449,977)
                                                                   ---------
                                                                   ---------
Loss per share as reported -- basic and diluted..................  $   (8.30)
Effect of purchased businesses prior to acquisition..............      (0.01)
                                                                   ---------
Pro forma loss per share -- basic and diluted....................  $   (8.31)
                                                                   ---------
                                                                   ---------

    Business acquisitions and investments during the year ended December 31, 1995 which included the use of cash were accounted for as follows:

Property and equipment.............................................  $   1,276
Intangibles........................................................     31,657
Other assets.......................................................         16
Working capital deficiency, excluding cash acquired................       (956)
Long-term obligations..............................................    (13,215)
Other noncurrent liabilities.......................................    (13,478)
                                                                     ---------
                                                                     $   5,300
                                                                     ---------
                                                                     ---------

    Business acquisitions during the year ended December 31, 1995 which involved the issuance of the Company's common stock, $.01 par value were accounted for as follows:

    Intangibles.....................................................  $   1,313
    Common stock issuance allocated to:
    Common stock....................................................  $       2
    Additional paid-in capital......................................  $   1,311
                                                                      ---------
                                                                      $   1,313
                                                                      ---------
                                                                      ---------

(9) RELATED PARTY TRANSACTIONS

    On September 2, 1994, the Company acquired Blockbuster Children's Amusement Corporation, Tumble For Fun Limited Partnership and Blockbuster Children's Amusement Canada Corporation (collectively, the "Blockbuster Entities") from Blockbuster Fun & Fitness Holding Corporation, an indirect wholly-owned subsidiary of Blockbuster Entertainment Corporation ("BEC"), prior to BEC's merger with Viacom. The Company paid to BEC as consideration for the acquisition 4,624,597 shares of common stock. At the time of acquisition, the Blockbuster Entities owned 60 franchised Discovery Zone facilities and certain franchised territories in the United States and Canada. Separately, on September 2, 1994, BEC, through its indirect wholly-owned subsidiary, Blockbuster Discovery Investment, Inc., exercised its option to purchase from the former partners of DKB Investments, L.P. (which was at the time the largest stockholder of the Company, "DKB"), a number of shares of common stock sufficient to increase BEC's indirect equity ownership in the Company to 49.9%. Pursuant to the merger of BEC into Viacom, Viacom succeeded to BEC's equity ownership interest in the Company. At the time of these transactions, Donald F. Flynn, who was then Chairman of the Board and Chief Executive Officer of the Company, was a director of BEC, and H. Wayne Huizenga, who was then Chairman of the Board and Chief Executive Officer of BEC, and John J. Melk, who was then a director of BEC, were directors of the Company.

    On May 24, 1995 (the "MSA Effective Date"), a Management Services Agreement ("MSA") between the Company and Viacom became effective, providing for the services of Viacom's division, Blockbuster Entertainment Group ("Blockbuster"), in connection with the overall coordination and supervision of the business of the Company and the day-to-day operations and business affairs of the Company. Responsibility for management of the Company beyond the scope of Viacom's services under the MSA was placed with a Special Committee of the Board of Directors of the Company (the "Special Committee"), consisting of the independent directors, Messrs. McGrath and Muething. On the MSA Effective Date, all members of the Board of Directors except Steven R. Berrard and Donald F. Flynn resigned (including H. Wayne Huizenga, George D. Johnson, Jr., James R. Jorgensen, John T. Melk, Peer Pedersen and Gerald F. Seegers). The MSA had an initial term of five years and thereafter could be extended automatically for one year renewal periods unless terminated by either party on six months' prior notice. In payment for the management services to be provided under the MSA, the Company was required to pay Viacom a quarterly fee equal to the actual costs, fees, expenses, and reimbursements of the services provided, and a fair and reasonable allocation of overhead expenses incurred by Viacom in providing such services, during the preceding calendar quarter. In addition, on the MSA Effective Date, the Company issued to Viacom 157,821 Series A Warrants, 157,821 Series B Warrants, and 157,821 Series C Warrants. See Note 13, Warrants and Options, for further discussion.

    Also on the MSA Effective Date, the Company purchased from a subsidiary of Viacom substantially all assets pertaining to the operation of two family entertainment centers operating under the name "Block Party". As of December 31, 1995, the Board of Directors of the Company was composed of Steven R. Berrard, Frank J. Biondi, Jr., Phillippe P. Dauman, Donald F. Flynn, J. Brian McGrath, John L. Muething and Sumner M. Redstone. Messrs Biondi, Dauman, McGrath, Muething and Redstone were elected to the

Board on May 24, 1995, pursuant to the MSA. As of December 31, 1995, Messrs. Berrard, Biondi, Dauman and Redstone were officers and/or directors of Viacom, which owned approximately 49% of the Company's outstanding common stock, and Messrs. Berrard, Biondi, Dauman, McGrath, Muething and Redstone were directors of Spelling Entertainment Group ("Spelling"), an affiliate of Viacom. In connection with his resignation as Chief Executive Officer and a director of Viacom and as a director of Spelling, Mr. Biondi resigned as a director of the Company on January 17, 1996. Mr. Flynn resigned as Chairman of the Board of Directors of the Company on February 27, 1996. In connection with his resignation as the Chief Executive Officer of Blockbuster and as director of Viacom and Spelling, Mr. Berrard resigned as the Chief Executive Officer and a director of the Company on March 19, 1996. Messrs. Dauman and Redstone resigned as directors of the Company on March 24, 1996 and Mr. McGrath resigned as a director and as a member of the Special Committee on March 27, 1996.

    Donna R. Moore, then President and Chief Operating Officer of the Company and Adam D. Phillips, Senior Vice President and General Counsel of Blockbuster, were appointed to the Board of Directors of the Company on March 24, 1996. Dr. James M. Rippe was appointed to the Board of Directors of the Company on June 20, 1996. At March 31, 1997, Donna R. Moore, John Muething, Dr. James Rippe and Adam Phillips were the Company's directors.

    On January 12, 1996, the Company received an interim working capital loan of up to $10,000,000. This loan was guaranteed by Viacom and matured on February 6, 1996. On February 6, 1996, the Company did not make its scheduled repayment of the principal or accrued interest on the loan. The outstanding principal on the loan was $7,500,000. On February 7, 1996, the principal amount of $7,500,000 and accrued interest was paid to the lender by Viacom. As result of its performance as guarantor, Viacom is subrogated to the lender's right to receive payments of such amounts for the Company.

    In summary, at December 31, 1996 the Company had a prepetition amount due to Blockbuster/ Viacom, excluding the principal amount of the BFF Note, for approximately $22,724,000, relating to $5,662,000 in reimbursements for construction and other costs of certain subsidiaries of Blockbuster previously incurred by Blockbuster, $6,998,000 in other operating costs paid by Blockbuster on behalf of the Company, $7,527,000 in repayment of debt and accrued interest thereon paid by Viacom on behalf of the Company, accrued interest of $748,000 on the BFF Note and $1,789,000 due Blockbuster under the MSA. Viacom's ability to receive such amounts was subject to the Group's bankruptcy proceedings. Accordingly, these amounts were included in liabilities subject to compromise and the Company's consolidated balance sheet at December 31, 1996.

    In 1996, the Company incurred $3,724,000 of other obligations to Blockbuster under the MSA including obligations to reimburse Blockbuster for insurance and other costs on behalf of the Company, of which $1,424,000 was incurred and $521,000 was paid after March 25, 1996.

    On May 7, 1997, the Bankruptcy Court issued an order providing for the settlement of all of Viacom's prepetition general unsecured claims against the Group and all claims which the Group or any holders of claims against the Group may hold against Viacom. Under the agreement and subsequent Bankruptcy Court order, Viacom received no property for its prepetition unsecured claims under the Plan. In exchange for this treatment, the Group agreed to (i) satisfy in full a claim which Iwerks Studios, Inc. held against the Group, and which was guaranteed by Blockbuster, in the amount of $61,500, (ii) assume approximately 30 leases of the Group, which were guaranteed by Viacom, and assign them to Blockbuster and (iii) pay Viacom's postpetition administrative claims for expenses advanced by Viacom on behalf of the Group of approximately $991,000 and obligations incurred under the MSA, subject to any setoff paid on behalf of Viacom. In connection with this settlement, the MSA was terminated.

    The Company subleased approximately 30,000 square feet of office space from Blockbuster at an annual cost of approximately $600,000. A division of Blockbuster occupied approximately 7,500 square feet of this space thereby mitigating approximately $128,000 of the Company's cost. The Company terminated its lease with Blockbuster and vacated the office space February 1, 1998.

    The Company and a corporation owned by one of the Company's principal stockholders were previously parties to a consulting arrangement, pursuant to which the Company paid approximately $90,000 in 1995 for consulting and related services. In addition, the Company paid to this corporation approximately $59,000 in 1995 for the use of its private airplanes. Agreements between the Company and this corporation for consulting services and use of airplanes were terminated as of July 1, 1995. This principal stockholder is also a director of Psychemedics Corporation ("Psychemedics"), a provider of drug testing services. The Company entered into an agreement with Psychemedics for certain drug testing services and paid Psychemedics approximately $186,000 and $468,000 during 1996 and 1995, respectively, for such services.

    As required under the Plan, the Company reimbursed Birch approximately $1,078,000 for its out-of-pocket expenses incurred in connection with sponsoring the Plan.

    An officer of Griffin Bacal, Inc. ("Griffin Bacal"), the Company's advertising agency, serves as a director of the Successor Company. The Company paid approximately $7,600,000 to Griffin Bacal for creative services and as agent for the purchase of media from third parties during the year ended December 31, 1997.

(10) INCOME TAXES

    The federal statutory tax rate is reconciled to the Company's effective tax rate for the noted periods as follows:

                                                SUCCESSOR                              PREDECESSOR
                                                 COMPANY                                 COMPANY
                                           -------------------  ---------------------------------------------------------
                                               FIVE MONTHS       SEVEN MONTHS           YEAR                 YEAR
                                                  ENDED              ENDED              ENDED                ENDED
                                            DECEMBER 31, 1997    JULY 31, 1997    DECEMBER 31, 1996    DECEMBER 31, 1995
                                           -------------------  ---------------  -------------------  -------------------
Federal statutory rate (benefit).........           (34.0)%            (34.0)%            (34.0)%              (34.0)%
Change in valuation allowance............            34.0%              34.0%              34.0%                35.0%
                                                    -----              -----              -----                -----
Effective tax rate.......................              --                 --                 --                  1.0%
                                                    -----              -----              -----                -----
                                                    -----              -----              -----                -----

    Income tax provision for the following periods consists of (in thousands):

                                                                                            PREDECESSOR
                                                      SUCCESSOR                               COMPANY
                                                       COMPANY         -----------------------------------------------------
                                                ---------------------                                              YEAR
                                                     FIVE MONTHS        SEVEN MONTHS            YEAR               ENDED
                                                        ENDED               ENDED               ENDED          DECEMBER 31,
                                                  DECEMBER 31, 1997     JULY 31, 1997     DECEMBER 31, 1996        1995
                                                ---------------------  ---------------  ---------------------  -------------
Current.......................................        $      --           $      --           $      --          $      --
Deferred......................................               --                  --                  --              4,000
                                                            ---                 ---                 ---             ------
                                                      $      --           $      --           $      --          $   4,000
                                                            ---                 ---                 ---             ------
                                                            ---                 ---                 ---             ------

    The primary components that comprise the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                                       SUCCESSOR   PREDECESSOR
                                                                        COMPANY      COMPANY
                                                                       ----------  -----------
                                                                          1997        1996
                                                                       ----------  -----------
Net operating loss carryforwards.....................................  $   66,000   $ 170,000
Difference between book and tax bases of acquired net assets.........      12,000      18,500
Noncurrent asset reevaluations.......................................      85,000      86,500
Other assets.........................................................      10,000       6,000
Other liabilities....................................................     (16,000)    (19,500)
                                                                       ----------  -----------
Net deferred tax asset before valuation allowance....................     157,000     261,500
Valuation allowance..................................................    (157,000)   (261,500)
                                                                       ----------  -----------
Net deferred tax asset...............................................  $       --   $      --
                                                                       ----------  -----------
                                                                       ----------  -----------

    The valuation allowance totaled approximately $209,000,000 at December 31, 1995. The valuation allowance increased approximately $52,500,000 and $164,800,000 in 1996 and 1995, respectively, and decreased approximately $104,500,000 in 1997 due to a reduction in net operating loss carryovers related to the cancellation of indebtedness of the Company upon emergence from bankruptcy. The Company has net operating loss carryforwards for federal tax purposes totaling approximately $178,000,000 which will expire as follows:
$127,000,000 in 2011 and $51,000,000 in 2012. As a result of its reorganization under Chapter 11, the Company is treated as having experienced an ownership change under Internal Revenue Code Section 382. Under Section 382, the Company's ability to offset income in each post-reorganization taxable year by its remaining NOLs and built-in losses (including depreciation and amortization deductions of any portion of the Company's basis in assets with built-in losses) is limited to an amount not to exceed the aggregate value of the Company's common stock immediately before such change in control (taking into account in such calculation, however, any increase in value resulting from any surrender or cancellation of creditors' claims in connection with the Plan) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Based on this calculation, the Company's use of approximately $137,000,000 of NOLs is limited to approximately $4,000,000 per year.

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

(11) OTHER CHARGES

    Certain of the Company's FunCenters generated increasing operating cash flow losses or marginal operating cash flows during 1995 and in the first quarter of 1996. These circumstances, in addition to the circumstances requiring the Group to file voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, indicated that the carrying amounts related to these FunCenters may not be recoverable. Accordingly, management reviewed the intangibles, property and equipment related to these FunCenters for recoverability in accordance with SFAS No. 121 and determined that certain assets were impaired. For each FunCenter, the Company tested for impairment by computing the sum of the estimated future operating cash flows (undiscounted and without interest charges) and comparing that result to its carrying value. If such sum was less than the carrying value of the FunCenter's assets, an impairment condition was considered to exist and an impairment loss was recognized. The impairment loss recognized was measured as the amount by which the carrying amount exceeded the fair value of the FunCenter's assets.

    The estimate of fair value was determined using the present values of each FunCenter's estimated future operating cash flows. The Company recognized impairment losses in the fourth quarter of 1995 of approximately $306,212,000 resulting primarily from the write down of intangibles, leasehold improvements, and equipment. Management's judgment is necessary to estimate future operating cash flows. Accordingly, actual results could vary from such estimates.

    In the second quarter of 1995, the Company recognized other charges relating to the reduction in carrying values of certain assets that management believed would not have continuing benefit under its new business plan. Such reduction would not have been materially different from the charges that would have resulted from the application of SFAS No. 121. These charges, which totaled approximately $44,002,000, resulted primarily from the write down of certain entertainment facility equipment and, to a lesser extent, the write down of property and equipment related to the relocation of the Company's headquarters.

    Additionally, in the second quarter of 1995, the Company recognized other charges of approximately $10,589,000 related to the provision of additional lease commitment reserves on certain previously closed entertainment facilities because of the inability to terminate leases on favorable terms.

(12) RESTRUCTURING COSTS

    In connection with the change in management effected by the MSA and the relocation of its headquarters offices from Chicago, Illinois to Fort Lauderdale, Florida, the Company recognized certain restructuring costs in the second quarter of 1995. These restructuring costs consisted of employee termination benefits of approximately $7,903,000 and facility lease termination costs of approximately $3,454,000. The Company expected, and accrued the cost of, the termination of approximately 300 management and administrative employees in this regard. At December 31, 1995, the majority of such employees had been terminated and costs of approximately $6,579,000 had been paid and charged against the accrued liability. The Company completed all material aspects of the aforementioned restructuring by March 31, 1996.

(13) WARRANTS AND OPTIONS

    On May 11, 1995, the Company received approximately $26,700,000 from the Company's former Chairman and certain members of his family in connection with the exercise of warrants, which were exchanged for an aggregate of 7,234,500 shares of common stock. The Company used the proceeds from the exercise of these warrants to reduce debt.

    On the MSA Effective Date, the Company issued to Viacom 157,821 Series A Warrants, 157,821 Series B Warrants and 157,821 Series C Warrants. The Series A, Series B and Series C Warrants were to vest on the first, second and third anniversaries of the MSA Effective Date, respectively. All such vested warrants were to become exercisable on or after December 16, 1998, although such exercisability was to be accelerated in certain circumstances. Each warrant entitled Viacom to purchase one share of Series A Preferred Stock of the Company. The exercise prices for the Series A, Series B and Series C Warrants per share of the common stock into which the Series A Preferred Stock was convertible were $10.375, $11.931 and $14.317, respectively.

    In April 1993, the Company adopted a stock option plan (the "1993 Plan"), whereby up to 6,000,000 shares of common stock may be granted to key employees, consultants and directors of the Company. In addition, in July 1995, the Company adopted the 1995 Long-Term Management Incentive Plan (the "1995

Plan") pursuant to which up to 3,000,000 shares of common stock may be granted to certain key employees and consultants of the Company. Options granted under the 1993 Plan and the 1995 Plan are nonqualified and were granted at a price equal to the fair market value at the date of grant. No options were granted under the 1995 Plan.

    In connection with the MSA, all shares available for future grant and all options granted and outstanding relating to the Company's directors under the 1993 Plan were canceled if not exercised prior to the MSA Effective Date. Additionally, the vesting of all non-director employee options outstanding at the MSA Effective Date was accelerated to a date not later than November 24, 1995.

    Pursuant to the Plan all options and warrants and the 1993 Plan and 1995 Plan were canceled as of the Effective Date.

    As part of the Plan, a new stock option plan was established. Pursuant to certain executive employment contracts, options to purchase 536,845 shares of Common Stock have been granted to senior executives of the Company at an exerciseable price of $11.88 per share. One third of the options presently granted vest on each January 1 of 1998, 1999 and 2000. In addition, such options vest in their entirety upon the occurrence of a "Change in Control" as defined in the Plan. A total of 715,692 shares of Common Stock have been reserved for issuance under the Company's new stock option plan.

    The following summarizes stock option activity for the following periods:

                                                 SUCCESSOR                       PREDECESSOR
                                                  COMPANY                          COMPANY
                                                ------------  --------------------------------------------------
                                                FIVE MONTHS     SEVEN MONTHS           YEAR             YEAR
                                                   ENDED            ENDED              ENDED           ENDED
                                                DECEMBER 31,      JULY 31,         DECEMBER 31,     DECEMBER 31,
                                                    1997            1997               1996             1995
                                                ------------  -----------------  -----------------  ------------
Options outstanding at beginning of period....           --           2,754,802          2,924,802    3,805,191
Granted.......................................      536,845                  --                 --      794,861
Exercised.....................................           --                  --           (170,000)  (1,377,855)
Canceled......................................           --          (2,754,802)                --     (297,395)
                                                ------------  -----------------  -----------------  ------------
Options outstanding at end of period..........      536,845                  --          2,754,802    2,924,802
                                                ------------  -----------------  -----------------  ------------
                                                ------------  -----------------  -----------------  ------------
Weighted average exercise price of options at
  beginning of period.........................   $       --   $              --  $           10.47   $     7.92
Weighted average exercise price of options
  exercised...................................   $       --   $              --  $            1.66   $     2.47
Range of exercise prices of options                                                                    $1.67 to
  outstanding at end of period................   $    11.88   $              --    $1.67 to $24.63       $24.63
Weighted average exercise price of options
  outstanding at end of period................  $     11.88   $              --  $           11.01  $     10.47
Vested options at end of period...............           --                  --          2,754,802    2,924,802
Options available for future grants at end of
  period......................................      178,847                  --            129,351      129,351

(14) COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments, under noncancelable operating leases as of December 31, 1997, are as follows (in thousands):

1998..............................................................  $  25,555
1999..............................................................     24,567
2000..............................................................     23,478
2001..............................................................     22,488
2002..............................................................     21,804
Thereafter........................................................     38,123
                                                                    ---------
                                                                    $ 156,015
                                                                    ---------
                                                                    ---------

    The Company is also obligated under a three-year operating lease agreement to pay a per capita license fee for laser tag equipment. This agreement requires the Company to pay 20 cents per attendee at its FunCenters for the first 9 million attendees; 18 cents per attendee for the next 9 million attendees; and 16 cents for each attendee thereafter. Because the agreement is based upon attendance, the exact payment in each of the three years cannot be determined.

    Rental expense for operating leases during the years ended December 31, 1997, 1996, and 1995 amounted to approximately $34,455,000, $41,137,000 and
$52,716,000, respectively.

    During the fourth quarter of 1997 the Company began an extensive FunCenter renovation program designed to broaden their entertainment offerings, upgrade their facilities and give a "new look." During the first phase of this program, the Company renovated approximately 60% of its FunCenters through March 1998 and expects during the next phase, to complete renovations of an additional 15% of its FunCenters by the end of 1998. Through March 31, 1998, the Company also completed the conversion of approximately 80% of its FunCenters to permit the sale of Pizza Hut items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. The estimated cost for these renovations and advance purchases through March 31, 1998 is approximately $24 million, of which approximately $15 million has been paid or accrued as of December 31, 1997 and approximately $3 million relates to advance purchases for future renovation. These costs exclude approximately $3 million of excess billings from general contractors which the Company intends to dispute.

    From time to time, the Company is a party to a number of lawsuits and other legal matters, including claims relating to injuries which allegedly occurred at the Company's facilities and to alleged employment discrimination. A portion of these claims may be covered by insurance. Management has estimated the potential liabilities resulting from such claims which arose subsequent to the Petition Date and which are not covered by insurance to be approximately $3,347,000 at December 31, 1997 and $1,849,000 at December 31, 1996. These amounts were recorded in accrued liabilities and other long-term liabilities in the Company's consolidated balance sheet based on management estimates of the tendering of future payments. Because these amounts represent estimates, it is reasonably possible that a change in these estimates may occur in the future.

(15) SUBSEQUENT EVENTS

    During the first quarter of 1998, the Company substantially completed Phase One of its capital plan to renovate its FunCenters, add new attractions, and broaden their entertainment offerings, including the addition of designated areas for lasertag, arts and crafts, stage events and promotional activities. Approximately 60% of the Company's FunCenters were renovated pursuant to this plan. The Company also completed the conversion of its food service operations to offer Pizza Hut products in approximately 80% of its FunCenters (See Note
14).

    On March 31, 1998, the Company entered into a $10 million Senior Secured Revolving Credit Facility (the "Facility") with Foothill Capital Corporation, as permitted under the Notes. The Facility bears interest at prime plus 1% plus certain fees, and allows for the Company to borrow 133% of trailing twelve month FunCenter contribution (as defined therein) for its top 100 performing FunCenters, up to a maximum loan principal amount of $10 million. The Facility contains restrictions on additional indebtedness, capital expenditures, dividends, is secured by substantially all of the Company's assets and has cross-default provisions with other obligations of the Company. $2.0 million of the Facility is reserved for resolution of certain disputes in connection with the Company's renovation program (See Note 14).

(16)  SUMMARIZED COMBINED FINANCIAL INFORMATION

The following sets forth summarized combined financial information of Discovery Zone (Canada) Limited (formerly Discovery Zone Children's Amusement Canada Corporation) and Discovery Zone (Puerto Rico), Inc., which are subsidiary guarantors under the Senior Secured Note financing secured by the Company in connection with its emergence from bankruptcy (See Notes 2 and 6). Separate financial statements of these subsidiary guarantors are not included as the subsidiaries guarantee the Senior Secured Notes on a full, unconditional, and joint and several basis and are wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries under the financing are inconsequential.

                                                                             PREDECESSOR     SUCCESSOR
                                                                               COMPANY        COMPANY
                                                                            -------------  -------------
                                                                            DECEMBER 31,   DECEMBER 31,
                                                                                1997           1996
                                                                            -------------  -------------
Current assets............................................................    $     233      $     682
Noncurrent assets.........................................................        3,124          3,925
Current liabilities.......................................................          257            144
Noncurrent liabilities....................................................        8,158          9,627

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                                1997           1996         1995
                                                                            -------------  -------------  ---------
Net revenue...............................................................    $   4,931      $   6,637    $   7,991
Operating expenses........................................................        5,688          7,561       12,018
Net loss..................................................................         (542)          (753)      (4,001)

                              DISCOVERY ZONE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II
                                 (IN THOUSANDS)

                                                                    BALANCE AT    ADDITIONS     AMOUNTS    BALANCE AT
                                                                     BEGINNING   CHARGED TO     WRITTEN        END
DESCRIPTION                                                           OF YEAR      EXPENSE        OFF        OF YEAR
------------------------------------------------------------------  -----------  -----------  -----------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

1995..............................................................   $      36    $   2,149    $      --    $   2,185
1996..............................................................       2,185        1,093        2,304          974
1997..............................................................         974           --          974           --

RESERVE FOR OBSOLESCENCE

1995..............................................................         259          766           --        1,025
1996..............................................................       1,025           --        1,025           --
1997..............................................................          --           --           --           --

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
                      ACCOUNTING AND FINANCIAL DISCLOSURES

    Reference is made to the Current Report on Form 8-K dated July 9, 1997, the Current Report on Form 8-K dated June 10, 1996, the amendment to the Current Report on Form 8-K dated June 11, 1996 and the Current Report on Form 8-K dated August 15, 1995.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the executive officers and directors of the Company and the positions they hold.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Scott W. Bernstein...................................          37   Chief Executive Officer, President and Director
Sharon L. Rothstein..................................          40   Senior Vice President, Marketing and Entertainment
Robert G. Rooney.....................................          40   Senior Vice President, Chief Financial and
                                                                    Administrative Officer
Andrew M. Smith......................................          45   Vice President, Real Estate, General Counsel and
                                                                    Secretary
Leighton J. Weiss....................................          46   Vice President and Controller
Martin S. Davis......................................          71   Director
Greg S. Feldman......................................          41   Director
Douglas W. Rotatori..................................          37   Director
L.G. Schafran........................................          59   Director
Christopher R. Smith.................................          33   Director
Paul D. Kurnit.......................................          49   Director

BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below is a brief description of the business experience of the executive officers and directors of the Company.

    MR. BERNSTEIN has been Chief Executive Officer and President of the Company since December 1996 and was elected as a director in July 1997. Mr. Bernstein was hired by Wellspring in June of 1996 to assist with formulation of the Plan of Reorganization and to assume the role of Chief Executive Officer of the Company. From August 1994 until June 1996, Mr. Bernstein served as President of the Northeast operations of Six Flags Theme Parks Inc. ("Six Flags"), which included Six Flags Great Adventure and Six Flags Wild Safari Animal Park. From April 1992 until August 1994, Mr. Bernstein served in the following roles: (i) Senior Vice President of Time Warner Enterprises, a strategic business development unit of Time Warner Inc.; (ii) Senior Vice President and General Counsel of Six Flags; and (iii) Senior Vice President, chief administrative and legal officer of Six Flags.

    MS. ROTHSTEIN has been Senior Vice President, Marketing and Entertainment of the Company since March 1997. From April 1996 until March 1997, she was Vice President -- New Business at Nabisco. From 1987 until April 1996, she held several positions at Nabisco, including Senior Director -- New Business, Director --Business Marketing, Product Manager -- Ritz, Product Manager -- New Products and Product Manager --Snack Crackers.

    MR. ROONEY has been Senior Vice President, Chief Financial and Administrative Officer of the Company since February 1997. From March 1994 until September 1996, Mr. Rooney served as Chief

Financial Officer of Forschner Enterprises, a venture capital group, and from September 1992 to February 1994, Mr. Rooney served as a director and consultant on behalf of various investors and investment funds affiliated with Forschner Enterprises. From 1989 through 1992, Mr. Rooney served as Managing Director and Chief Financial Officer of The Signature Group, a merchant banking group specializing in troubled real estate. From 1986 through 1989, he served as Senior Vice President, Chief Financial Officer and Treasurer of Imagine Entertainment, Inc., a publicly held film and television production company. Mr. Rooney is a certified public accountant.

    MR. SMITH joined the Company as Vice President--Real Estate and General Counsel in October 1997 and has served as Secretary since November 1997. From June 1996 to October 1997, Mr. Smith served as a Managing Director of Alpine Consulting, a real estate consulting firm. From January 1995 to May 1996, he served as the Vice President--Operations and as a director of Influence, Inc., a medical device manufacturer. From 1986 to 1994, Mr. Smith was a real estate partner with Weil, Gotshal & Manges LLP, an international law firm.

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

    MR. DAVIS was elected as a director of the Company in July 1997. Mr. Davis has been a managing partner of Wellspring Associates L.L.C. since January 1995. Prior to founding Wellspring, Mr. Davis served as Chairman and Chief Executive Officer of Gulf + Western Industries, Inc. and its successor company, Paramount Communications, Inc., from 1983 to 1994. Mr. Davis is a member of the Board of Directors of Lionel L.L.C., National Amusements, Inc., the parent company of Viacom Inc. and SLM International, Inc.

    MR. FELDMAN was elected as a director of the Company in July 1997. Mr. Feldman has been a managing partner of Wellspring since its inception in January 1995. From September 1990 until January 1995, he was a vice president in charge of acquisitions at Exor America Inc. (formerly IFINT-USA Inc.), the U.S. investment arm of the Agnelli Group. From September 1988 until September 1990, Mr. Feldman was vice president and company-founder of Clegg Industries, Inc., and investment firm. Mr. Feldman is a member of the Board of Directors of Lionel L.L.C. and Chartwell Re Corporation.

    MR. ROTATORI was elected as a director of the Company in July 1997. Mr. Rotatori is a partner and has been with Wellspring since September 1995. From 1991 until 1995, Mr. Rotatori was an Associate Director in the investment banking department of Bear, Stearns & Company. Inc. Mr. Rotatori is a member of the Board of Directors of SLM International, Inc.

    MR. SCHAFRAN was elected as a director of the Company in July 1997. Mr. Schafran has been a managing general partner of L.G. Schafran & Associates, a real estate and development firm, since 1984. Mr. Schafran is a member of the Board of Directors of several companies, including Comsat Corporation, Publicker Industries, Inc., Capsure Holdings Corporation, Sassco Corp., Leslie Fay Inc. and Glasstech, Inc., Chairman of the Executive Group of The Dart Group Corporation, Chairman of the Board of Directors of Delta-Omega Technologies, Inc. and a trustee of National Income Realty Trust.

    MR. SMITH was elected as a director of the Company in July 1997. Mr. Smith joined Wafra Investment Advisory Group, Inc. ("Wafra") in 1992, where he is a Vice President. From 1990 until 1992, Mr. Smith served as a Vice President of Kouri Capital Group, Inc., a merchant bank providing, among other things, privatization advisory service. Prior to joining Kouri Capital Group, Mr. Smith served as Assistant Vice

President of Direct Equity Investment at Lambert Brussels Capital Corporation and, prior to that, as a Corporate Loan Officer at First Union National Bank.

    MR. KURNIT was appointed as director in accordance with the terms of the Plan as representative of the committee of pre-petition unsecured creditors of the Company. He will serve for a term of three years through July 2000. Mr. Kurnit's appointment was approved by the Bankruptcy Court at the confirmation hearing. Mr. Kurnit has been President of Griffin Bacal Inc. ("Griffin Bacal") since 1988.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Commission. Officers, directors and greater than 10% shareholders also are required by rules promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

    The Company is currently working with its officers, directors and greater than 10% shareholders to ensure full current and future compliance with the reporting requirements of Section 16(a). The Company has recently assisted each of its officers and directors and Birch Holdings, L.L.C. in the filing of a delinquent Form 3. In addition, the three executive officers granted stock options in 1997 did not timely file a Form 5 to report such grants.

                        ITEM 11. EXECUTIVE COMPENSATION

    The following table and discussion summarize the compensation earned by the two individuals who have served as the Company's Chief Executive Officer during the year ended December 31, 1997, and the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonuses (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the three years ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                                      LONG-TERM
                                                                                                                    COMPENSATION
                                                                     ANNUAL COMPENSATION                            AWARDS NUMBER
                                             --------------------------------------------------------------------   OF SECURITIES
                                                                                                        OTHER      ---------------
                                                                                                       ANNUAL        UNDERLYING
                                                                                                    COMPENSATION      OPTIONS/
                   NAME                          POSITION        YEAR     SALARY ($)    BONUS ($)       (1)$            SARS
-------------------------------------------  ----------------  ---------  -----------  -----------  -------------  ---------------
Scott W. Bernstein(2)......................  President/CEO     1997          416,667      200,000        37,862         357,845
                                                               1996           30,204           --            --              --
Donna R. Moore(3)..........................  President/CEO     1997          115,962           --           900              --
                                                               1996          412,500           --            --              --
                                                               1995          145,594      150,000            --              --
Robert G. Rooney(2)........................  SVP--CFO          1997          185,000       45,000         4,615          89,500
                                                               1996            8,538           --            --              --
Sharon L. Rothstein(2).....................  SVP--Marketing    1997          185,000       75,000         4,615          89,500
Leighton J. Weiss..........................  VP--Finance       1997          126,969       12,000            --              --
                                                               1996          115,987       23,356            --              --
                                                               1995           41,887       17,756            --              --
Stan Gerasimczyk...........................  VP--Store         1997          147,115       12,500         2,400              --


                                               ALL OTHER
                                             COMPENSATION
                   NAME                           ($)
-------------------------------------------  -------------
Scott W. Bernstein(2)......................           --
                                                      --
Donna R. Moore(3)..........................      300,000
                                                   2,699(4)
                                                  26,224(4)
Robert G. Rooney(2)........................       75,000(5)
                                                      --
Sharon L. Rothstein(2).....................           --
Leighton J. Weiss..........................       50,000(5)
                                                      --
                                                      --
Stan Gerasimczyk...........................       30,000(5)

------------------------

(1) Represents payments made by the Company for auto allowances and other perquisites pursuant to employment contracts.

(2) Mr. Bernstein, Mr. Rooney and Ms. Rothstein became executive officers of the Company in December 1996, February 1997 and April 1997, respectively.

(3) Ms. Moore held a nominal title of President and Chief Executive Officer through the Confirmation Date in order to avoid the need for Bankruptcy Court approval in the event the Plan was not approved by the Company's creditors, in which case Mr. Bernstein would have ceased to serve as President and Chief Executive Officer of the Company. Ms. Moore was paid her salary through February 1997 and received severance pay of $300,000 upon the Company's emergence from Chapter 11.

(4) Represents reimbursement for relocation expenses.

(5) Represents a one-time bonus awarded by the Company in recognition of efforts in connection with the reorganization of the Company and its successful emergence from Chapter 11.

OPTION AND SAR GRANTS IN FISCAL YEAR 1997

                                                                                                                    POTENTIAL
                                                                                                                    REALIZABLE
                                                                                                                     VALUE AT
                                                                                                                     ASSUMED
                                                                                                                      ANNUAL
                                                                                                                     RATES OF
                                                                                                                      STOCK
                                                                                                                      PRICE
                                                                                            INDIVIDUAL GRANTS       APPRECIATION
                                                          NUMBER OF      % OF TOTAL     --------------------------  FOR
                                                         SECURITIES     OPTIONS/SARS     EXERCISE OR                  OPTION
                                                         UNDERLYING      GRANTED TO      BASE PRICE                  TERM (2)
                                                        OPTIONS/SARS    EMPLOYEES IN       ($/SH)      EXPIRATION   ----------
NAME                                                       GRANTED       FISCAL YEAR         (1)          DATE        5%($)
------------------------------------------------------  -------------  ---------------  -------------  -----------  ----------
Scott W. Bernstein....................................      357,845            66.7%          11.88       7/31/07    2,673,556
Robert G. Rooney......................................       89,500            16.7%          11.88       7/31/07      668,678
Sharon L. Rothstein...................................       89,500            16.7%          11.88       7/31/07      668,678


NAME                                                      10%($)
------------------------------------------------------  ----------
Scott W. Bernstein....................................   6,775,315
Robert G. Rooney......................................   1,694,563
Sharon L. Rothstein...................................   1,694,563

------------------------

(1) The exercise price of each of the Company's outstanding stock options equals the fair market value of the Common Stock on the date of grant, which the Company reasonably believed to be $11.88, based on the opening book value of the total equity of the Company on a fully diluted basis as of July 31, 1997, as determined by Fresh Start Accounting.

(2) Amounts reported in these columns represent amounts that may be realized upon exercise of the Company's stock options immediately prior to the expiration of their terms assuming the specified compounded annual rates of appreciation (5% and 10%) on the Common Stock over the term of the options. These assumptions are based on rules promulgated by the Commission and do not reflect the Company's estimate of future stock price appreciation. Actual gains, if any, on the stock option exercises are dependent on the timing of such exercise and the future performance of the underlying Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

OPTION AND SAR EXERCISES IN FISCAL 1997 AND YEAR-END OPTION AND SAR VALUES

                                                                                   NUMBER OF SECURITIES
                                                                                        UNDERLYING
                                                         SHARES                         UNEXERCISED
                                                        ACQUIRED                       OPTIONS/SARS
                                                           ON           VALUE         AT FY-END 1997
NAME                                                    EXERCISE      REALIZED    EXERCISABLE/UNEXERCISABLE
----------------------------------------------------  -------------  -----------  -----------------------
Scott W. Bernstein..................................           --            --           0/357,845
Robert G. Rooney....................................           --            --            0/89,500
Sharon L. Rothstein.................................           --            --            0/89,500
Donna R. Moore......................................           --            --                  --
Leighton J. Weiss...................................           --            --                  --


                                                          VALUE OF UNEXERCISED
                                                        IN-THE-MONEY OPTIONS/SARS
                                                           AT FY-END 1997 ($)
                                                        EXERCISABLE/UNEXERCISABLE
NAME                                                               (1)
----------------------------------------------------  -----------------------------
Scott W. Bernstein..................................                   --
Robert G. Rooney....................................                   --
Sharon L. Rothstein.................................                   --
Donna R. Moore......................................                   --
Leighton J. Weiss...................................                   --

------------------------

(1) The Company's Common Stock was not publicly traded on December 31, 1997. The Company reasonably believes that the stock options granted to Mr. Bernstein, Ms. Rothstein and Mr. Rooney in 1997 were not in-the-money at December 31, 1997.

COMMITTEES OF THE BOARD OF DIRECTORS

    None.

COMPENSATION OF DIRECTORS

    The Directors do not receive any fee for their services; however, they are reimbursed for all out-of-pocket expenses incurred in connection with attending meetings of the Company's Board of Directors.

EMPLOYMENT AGREEMENTS

    On July 21, 1997, the Company entered into an employment agreement with Mr. Bernstein providing for his continued employment as Chief Executive Officer, President and Director. The agreement with Mr. Bernstein expires on January 1, 2001. The agreement provides for an annual base salary of $440,000 per year, with annual increases of $40,000 beginning January 1, 1998. In addition, the agreement provides an annual bonus, equal to 2.0% of the Company's earnings before interest, taxes, depreciation and amortization expenses. The agreement also and provides for the reimbursement of certain other business related expenses.

    On August 1, 1997, the Company entered into an employment agreement with Ms. Rothstein providing for her employment as Senior Vice President, Marketing and Entertainment. The agreement with Ms. Rothstein expires on December 31, 2000. The agreement provides for an annual base salary of $185,000 (plus performance bonuses based on the achievement of certain objectives).

    On August 1, 1997, the Company entered into an employment agreement with Mr. Rooney providing for his employment as Senior Vice President, Chief Financial Officer and Administrative Officer. The agreement with Mr. Rooney expires on December 31, 2000. The agreement provides for an annual base salary of $185,000 (plus performance bonuses based on the achievement of certain objectives).

COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company's Board of Directors does not currently have a compensation committee. The Company's Board of Directors determines all executive compensation matters. Mr. Bernstein serves as a director on the Board of Directors and as Chief Executive Officer and President of the Company.

STOCK INCENTIVE PLAN

    All of the Company's option plans and equity securities in existence prior to the Effective Date were canceled pursuant to the Plan. The Company adopted the 1997 Stock Incentive Plan in connection with the Plan. Pursuant to their respective employment agreements, the Company granted to Mr. Bernstein, Ms. Rothstein and Mr. Rooney options to purchase 357,485 shares, 89,500 shares and 89,500 shares, respectively, of the Company's Common Stock at an exercise price of $11.88 per share. One-third of such options vested on January 1, 1998. One-third of such options will vest on January 1, 1999 and the remaining one-third will vest on January 1, 2000. In addition, such options vest in their entirety upon the incurrence of a "Change of Control." The Board of Directors of the Company may amend or modify the Stock Incentive Plan at its discretion in accordance with the Company's Certificate of Incorporation and By-laws. The Stock Incentive Plan terminates ten years after the Effective Date. Shares of Common Stock subject to the Stock Incentive Plan represent up to a maximum of 10% of the outstanding shares of Common Stock after giving effect to the issuance of the Ten Year Warrants and the Warrants. The Company has reserved 715,692 shares of Common Stock for issuance under this Stock Option Plan. In the first quarter of 1998, the Company awarded options to purchase approximately 150,000 shares to certain other management employees.

    The Stock Incentive Plan is administered by the Board of Directors and provides for the grants to eligible officers and employees of "Incentive Stock Options" or "NonQualified Stock Options" (together, the "Stock Options"), or both, to purchase shares of the Common Stock at no less than its fair market value at the date of grant, in any such case subject to the discretion of the Board of Directors. Pursuant to the Stock Incentive Plan, the Board of Directors may also grant Stock Appreciation Rights (as defined therein). The Board of Directors will fix the term of each Stock

Option. However, no Incentive Stock Options will be exercisable more than ten years after the date of grant. Stock Options may be exercised, in whole or in part, at any time during the option term by giving written notice of exercise to the Company and, for a limited time, upon the death, disability or retirement of the optionee. No Stock Option will be transferable by the optionee other than by will, by the laws of descent and distribution, or, in the case of a NonQualified Stock Option, as permitted under the applicable option agreement. The Company may repurchase a portion of the shares of Common Stock upon exercise of the Stock Options. The Stock Incentive Plan allows an option holder to demand cash for his or her option upon a Change of Control (as defined therein) of the Company.

    The Stock Incentive Plan also provides for grants of Restricted Stock (as defined therein). The Board of Directors may designate an award of Restricted Stock (an "Award") which vests upon the attainment of certain specified performance goals set by the Board of Directors . Prior to the letter of expiration of the applicable restricted period and attainment of such performance goals, a participant may not sell, assign, transfer, pledge or otherwise encumber shares of Restricted Stock other than to pledge the Restricted Stock as security for a loan to provide funds to pay the exercise price for the Stock Options. Holders of Restricted Stock will have all of the rights of a stockholder of the Common Stock. Any Restricted Stock must be forfeited upon termination of employment.

    The Stock Incentive Plan also provides for grants of Performance Units (as defined therein). The Board of Directors may designate an award of Performance Units and may condition any settlement thereof upon attainment of specified performance goals. Performance Units may not be sold, assigned, transferred, pledged or otherwise encumbered during the award cycle. Upon achievement of such performance goals, the Board of Directors will deliver to the participant either shares of Common Stock equal to the number of Performance Units or cash equal to the fair market value of such number of shares of Common Stock.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

    The following tables set forth certain information concerning the beneficial ownership of shares of Common Stock on March 31, 1998 (the "Table Date"), by:
(i) each stockholder known by the Company to beneficially own more than 5% of the outstanding Common Stock; (ii) each of the Named Executive Officers; (iii) each of the Company's directors; and (iv) all directors and executive officers of the Company as a group.

                                                                                                    SHARES OF
                                                                                                  BENEFICIALLY        PERCENT
                                                                                                      OWNED        BENEFICIALLY
BENEFICIAL OWNER                                                                                COMMON STOCK (1)     OWNED (1)
----------------------------------------------------------------------------------------------  -----------------  -------------
Birch Holdings L.L.C. (2).....................................................................       2,229,622            55.7%
Martin S. Davis (2)...........................................................................       2,229,622            55.7
Greg S. Feldman (2)...........................................................................              --              --
Douglas W. Rotatori (2).......................................................................              --              --
Balfour Investors Incorporated (2)............................................................         607,154            13.9
L.G. Schafran (2).............................................................................              --              --
Wafra Investment Advisory Group, Inc., or its designee (3)....................................       1,191,626            23.0
Christopher R. Smith (4)......................................................................              --              --
Paul D. Kurnit (5)............................................................................          48,931             1.2
Scott W. Bernstein (6)........................................................................         119,282             2.9
Robert G. Rooney (6)..........................................................................          29,833              .7
Sharon L. Rothstein (6).......................................................................          29,833              .7
Directors and executive officers as a group (2)(4)(5)(6)......................................       3,649,129            67.9

------------------------

(1) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Table Date are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Birch Acquisition L.L.C., an affiliate of Wellspring ("Birch Acquisition"), beneficially owns approximately 98% of the economic interest and has voting power over 100% of Birch Holdings. The remaining 2% of the economic interest of Birch Holdings is held by affiliates of Balfour Investors Incorporated ("Balfour"). A separate affiliate of Balfour beneficially owns approximately 5% of the Common Stock (the "Balfour Shares"). Birch Acquisition is company-managed by Mr. Davis and Greg S. Feldman. In his capacity as the managing member of Birch Acquisition, Mr. Davis exercises voting and dispositive power over the shares of Common Stock held by Birch Acquisition. Birch Holdings and Mr. Davis disclaim beneficial ownership of the Balfour Shares and neither Birch Holdings nor Mr. Davis have dispositive power over the Balfour Shares. L.G. Schafran, a director of the Company nominated by Balfour, disclaims voting, dispositive power and beneficial ownership over the shares of Common Stock beneficially owned by Balfour, and Mr. Feldman and Douglas W. Rotatori disclaim voting and dispositive power over the shares of Common Stock beneficially owned by Birch Acquisition.

(3) Wafra owns the Convertible Preferred Stock which, by its terms, is immediately convertible into 18.5% of the fully diluted shares of Common Stock (after giving effect to the issuance of the Warrants and the Ten Year Warrants, but before giving effect to Stock Options granted under the Stock Incentive Plan).

(4) Christopher R. Smith, a director of the Company nominated by Wafra, disclaims voting and dispositive power over the shares of Common Stock beneficially owned by Wafra.

(5) Paul D. Kurnit is the director of the Company nominated by certain classes of pre-petition creditors of the Company pursuant to the Plan of Reorganization, including Griffin Bacal, a pre-petition creditor of the Company, of which Mr. Kurnit is an officer. Mr. Kurnit, individually, is the beneficial owner of less than 5.0% of the outstanding Common Stock.

(6) Represents the vested portion of Stock Options granted to Mr. Bernstein, Mr. Rooney and Ms. Rothstein. The Company's Board of Directors has granted Stock Options to Mr. Bernstein, Mr. Rooney and Ms. Rothstein with respect to 357,845, 89,500 and 89,500 shares of Common Stock, respectively, one-third of which had vested as of January 1, 1998.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As required under the Plan, the Company reimbursed Wellspring $1.1 million for out-of-pocket expenses by Wellspring incurred in connection with its joint sponsorship of the Plan. In addition, an officer of Griffin Bacal, the Company's advertising agency, serves as a director of the Company. The Company paid $7.6 million to Griffin Bacal for media purchases on behalf of and creative services provided to the Company in 1997. Management believes that the terms of its agreement with Griffin Bacal are on terms at least as favorable to the Company as the Company could have obtained from an independent third party.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Reference is made in the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(a)(2)     Financial Statement Schedules:

           Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended
           December 31, 1997, 1996 and 1995 are submitted herewith.

(a)(3)     The exhibits to this Report are listed in the Exhibit Index which appears elsewhere in this
           Report and is incorporated herein by reference.

(b)        Reports on Form 8-K: None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elmsford, New York on April 15, 1998.

                                DISCOVERY ZONE, INC.

                                BY:  /S/ SCOTT W. BERNSTEIN
                                     -----------------------------------------
                                     Name: Scott W. Bernstein
                                     Title: Chief Executive Officer, President
                                     and Director

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott W. Bernstein and Robert G. Rooney, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming that each of said attorneys-in-fact and agents and/or either of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this has been signed by the following persons in the capacities indicated on April 15, 1998.

          SIGNATURE                       TITLE
-----------------------------  ---------------------------

   /s/ SCOTT W. BERNSTEIN      Chief Executive Officer,
-----------------------------    President and Director
     Scott W. Bernstein

     /s/ MARTIN S. DAVIS       Director
-----------------------------
       Martin S. Davis

     /s/ GREG S. FELDMAN       Director
-----------------------------
       Greg S. Feldman

   /s/ DOUGLAS W. ROTATORI     Director
-----------------------------
     Douglas W. Rotatori

      /s/ L.G. SCHAFRAN        Director
-----------------------------
        L.G. Schafran

                               Director
-----------------------------
    Christopher R. Smith

     /s/ PAUL D. KURNIT        Director
-----------------------------
       Paul D. Kurnit

          SIGNATURE                       TITLE
-----------------------------  ---------------------------
                               Senior Vice President,
    /s/ ROBERT G. ROONEY         Chief
-----------------------------    Financial and
      Robert G. Rooney           Administrative Officer

                               Vice President and
    /s/ LEIGHTON J. WEISS        Controller
-----------------------------    (Chief Accounting
      Leighton J. Weiss          Officer)

                               INDEX TO EXHIBITS

   EXHIBIT
    NUMBER

         +1.1   Purchase Agreement, dated July 15, 1997, between the Registrant and Jefferies & Company, Inc., as the initial purchaser (the "Initial Purchaser").

      ++++2.1   The Third Amended Joint Plan of Reorganization of the Registrant, dated March 11, 1997.

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

      +++4.12   Form of Intercreditor Agreement, dated as of July 22, 1997, between a [lender] and the Trustee, as collateral agent.

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

   EXHIBIT
    NUMBER
        +4.15   The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of
                July 29, 1997, between the Company, as mortgagor and the Trustee, as mortgagee, related to property located in Cobb County, Georgia.

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

   EXHIBIT
    NUMBER
        +4.28   The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, The Public Trustee of Douglas County,
                Colorado, as trustee and the Trustee, as beneficiary, relating to property located in Douglas
                County, Colorado.

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

   EXHIBIT
    NUMBER
       ++4.40   Amended and Restated Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture
                Filing, dated as of July 29, 1997, among the Registrant, as grantor (borrower), McDonald's
                Corporation, as grantee (lender) and Chicago Title Insurance Company, as grantee (trustee), relating to property located in Clark County, Washington.

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

   EXHIBIT
    NUMBER
       ++4.54   Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Clark County,
                Washington.

       ++4.55   Subordination Agreement, dated as of July 29, 1997, among the Registrant, the Trustee, for itself and as collateral agent, and McDonald's Corporation, related to property located in Arapahoe
                County, Colorado.

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

       ++4.63   Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Manchester, Missouri.

       ++4.64   Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Rancho Cucomonga, California.

       ++4.65   Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Amherst, New York.

       ++4.66   Secured Rejection Note of McDonald's Corporation, dated as of July 29, 1997.

         4.67   Loan and Security Agreement, dated as of March 31, 1998, between the Registrant and Foothill
                Capital Corporation ("Foothill").

         4.68   General Continuing Guaranty, dated as of March 31, 1998, among Discovery Zone (Canada) Limited,
                Discovery Zone (Puerto Rico), Inc. and Discovery Zone Licensing, Inc., as guarantors (the
                "Guarantors"), in favor of Foothill.

         4.69   Security Agreement, dated as of March 31, 1998, between the Guarantors and Foothill.

         4.70   Stock Pledge Agreement, dated as of March 31, 1998, between the Registrant and Foothill.

         4.71   Trademark Security Agreement, dated as of March 31, 1998, among the Registrant, Discovery Zone
                Licensing, Inc. and Foothill.

         4.72   Intercreditor Agreement, dated as of March 31, 1998, between Foothill and the Trustee, as collateral agent.

       ++10.1   Employment Agreement, dated as of July 21, 1997, between the Registrant and Scott W. Bernstein.

   EXHIBIT
    NUMBER
       ++10.2   Employment Agreement, dated as of August 1, 1997, between the Registrant and Robert G. Rooney.

       ++10.3   Employment Agreement, dated as of August 1, 1997, between the Registrant and Sharon L. Rothstein.

       ++10.4   1997 Stock Incentive Plan.

         12.1   Statements re computation of ratios.

    +++++16.1   Letter re change in certifying accountant.

        +21.1   List of Subsidiaries of the Registrant.

         24.1   Power of Attorney (included on signature page).

         27.1   Financial Data Schedule (December 31, 1997).

         27.2   Restated Financial Data Schedule (July 31, 1997).

         27.3   Restated Financial Data Schedule (1995).

------------------------

    +      Incorporated by reference from the Registration Statement on Form S-4 of the
           Registrant, dated November 19, 1997.

   ++      Incorporated by reference from Amendment No. 1 to the Registration Statement on Form
           S-4 of the Registrant, dated December 9, 1997.

  +++      Incorporated by reference from Amendment No. 3 to the Registration Statement on Form
           S-4 of the Registrant, dated January 28, 1998.

 ++++      Incorporated by reference from the Current Report on Form 8-K of the Registrant, dated July 9, 1997.

+++++      Incorporated by reference from the Current Report on Form 8-K of the Registrant, dated June 3, 1996.