Form 10-Q
period 1998-03-31
DISCOVERY ZONE INC
filed 1998-05-21
CIK 900392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1998

[   ]    Transition period pursuant to Section 13 or 15(d) of the Securities
         Exchange Act for the transition period from __________ to __________.

                         Commission File Number: 0-21854

                              DISCOVERY ZONE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          65-0408845
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

        565 Taxter Road,                                       10523
           Fifth Floor                                       (Zip Code)
           Elmsford, New York
(Address of principal executive offices)

                         Registrant's telephone number,
                      including area code: (914) 345-4500

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [X]

         Common stock outstanding as of March 31, 1998:  4,000,000 shares

                              DISCOVERY ZONE, INC.

                          PART 1--FINANCIAL INFORMATION

                                                                       Page No.

ITEM 1.  FINANCIAL STATEMENTS

     Unaudited Condensed Consolidated Statements of

              Operations - Three Months Ended March 31, 1998 and 1997     3

     Condensed Consolidated Balance Sheets - March 31, 1998

              (unaudited) and December 31, 1997                           4

     Unaudited Consolidated Condensed Statements of Cash

              Flows - Three Months Ended March 31, 1998 and 1997          5

     Notes to Unaudited Condensed Consolidated Financial

              Statements                                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

                           PART II--OTHER INFORMATION

                                                                       Page No.

ITEM 1.  LEGAL PROCEEDINGS                                                18

ITEM 2.  CHANGES IN SECURITIES                                            18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18

ITEM 5.  OTHER INFORMATION                                                18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 18

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except per share data)

                                                 Successor         Predecessor
                                                  Company            Company
                                               --------------    --------------
                                                Three Months      Three Months
                                                   Ended              Ended
                                                March 31,1998     March 31,1997
                                               --------------    --------------

REVENUE........................................ $   40,677          $   38,794
COST OF GOODS SOLD.............................      6,417               7,195
STORE OPERATING EXPENSES.......................     28,153              26,486
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE....      5,722               4,254
DEPRECIATION AND AMORTIZATION..................      5,370               5,074
                                                -----------           ---------
OPERATING LOSS.................................     (4,985)             (4,215)
OTHER INCOME  (EXPENSE):

 Interest, net.................................     (3,328)             (1,176)
 Other, net....................................         39                  15
                                                -----------         -----------
     Total other expense, net..................     (3,289)             (1,161)
                                                -----------         -----------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME

 TAXES.........................................     (8,274)             (5,376)
REORGANIZATION ITEMS:
 Professional fees.............................       --                (1,481)
 Other, net....................................       --                   (54)
                                                -----------         -----------
     Total reorganization items................       --                (1,535)
                                                -----------         -----------
LOSS BEFORE INCOME TAXES.......................     (8,274)             (6,911)
INCOME TAXES...................................        125                --
                                                -----------         -----------
NET LOSS.......................................     (8,399)             (6,911)
ACCRETION OF CONVERTIBLE REDEEMABLE PREFERRED

 STOCK TO REDEMPTION VALUE.....................        (52)               --
                                                -----------         -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS... $   (8,451)         $   (6,911)
                                                ===========         ===========

Per common share - basic and diluted........... $   (2.11)          $   (0.12)
                                                ==========          ==========
Weighted average number of common .............     4,000               57,646
 shares outstanding                             =========-          ==========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                           Successor Company
                                                           -----------------
                                                        March 31,   December 31,
                                                          1998          1997
                                                       ----------  ------------
                            ASSETS                     (unaudited)

CURRENT ASSETS:

Cash and cash equivalents............................  $   3,961    $   8,607
Restricted cash and investments......................     13,275       13,036
Receivables, net.....................................        889          750
Inventories..........................................      1,339        1,739
Prepaid expenses and other current assets............      4,130        5,093
                                                       ---------    ---------
 TOTAL CURRENT ASSETS................................     23,594       29,225
RESTRICTED CASH AND INVESTMENTS......................      3,113        5,981
PROPERTY AND EQUIPMENT, net..........................    135,235      131,352
LAND HELD FOR SALE...................................      3,635        3,635
OTHER ASSETS, NET....................................      6,582        6,398
                                                       ---------    ---------
 TOTAL ASSETS........................................    172,159  $   176,591
                                                       ===========  ===========
               LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accounts payable.....................................  $  16,388   $   13,657
Accrued liabilities..................................     11,636       11,116
Note payable.........................................        224          304
Current portion of long-term debt....................      1,102        1,102
                                                       ---------    ---------
 TOTAL CURRENT LIABILITIES...........................     29,350       26,179
LONG-TERM DEBT.......................................     87,446       87,091
OTHER LONG-TERM LIABILITIES..........................      7,644        7,169
SERIES A CONVERTIBLE PREFERRED STOCK
 - 1,000 shares authorized, issued and
 outstanding, redemption
 value of $15,000....................................     13,949       13,897
COMMON STOCK AND OTHER EQUITY:
Common stock - $.01 par value; 10,000,000 shares
 authorized, 4,000,000 shares issued and outstanding.         40           40
Additional paid-in capital...........................     70,011       70,063
Cumulative translation adjustment....................         84          118
Accumulated deficit..................................    (36,365)     (27,966)
                                                       ------------ -----------
TOTAL COMMON STOCK AND OTHER EQUITY..................     33,770       42,255
                                                       ----------   -----------
TOTAL LIABILITIES AND EQUITY......................... $  172,159  $   176,591
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.



                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                        Successor       Predecessor
                                                                         Company          Company
                                                                         -------          -------
                                                                      Three Months     Three Months
                                                                          Ended            Ended
                                                                     March 31, 1998   March 31, 1997
                                                                    ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................................   $ (8,399)     $ (6,911)
Adjustments to reconcile net loss to net cash provided
 in operating activities before reorganization items:

 Reorganization items ................................................       --           1,535
 Depreciation and amortization .......................................      5,370         5,074
 Amortization of debt discount and other noncash interest charges ....        525          --
 Plan administrative payments ........................................        (20)         --
 Changes in operating assets and liabilities:

 Receivables .........................................................       (139)          375
 Inventories .........................................................        400           478
 Prepaid expenses and other current assets ...........................        963           (92)
 Accounts payable ....................................................      3,721           905
 Accrued liabilities .................................................      3,720          (561)
 Other ...............................................................       (495)         --
                                                                         --------      --------
 Net cash provided by operating activities before reorganization items      5,646           803
 Reorganization items ................................................       --          (1,535)
Adjustments to reconcile reorganization items to
 cash used by reorganization items:


 Accrued reorganization expenses .....................................       (152)          409
                                                                         --------      --------
 Net cash used by reorganization items ...............................       (152)       (1,126)
                                                                         --------      --------
 Net cash provided (used) by operating activities ....................      5,494          (323)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment ..................................    (10,243)         (182)
                                                                         --------      --------
Net cash used by investing activities ................................    (10,243)         (182)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from debtor-in-possession credit facilities .............       --           2,384
Net proceeds from borrowings .........................................        103            78
                                                                         --------      --------
Net cash provided by financing activities ............................        103         2,462
                                                                         --------      --------
Net increase (decrease) in cash ......................................     (4,646)        1,957
Cash and cash equivalents, beginning of period .......................      8,607         3,326
                                                                         --------      --------
Cash and cash equivalents, end of period .............................   $  3,961      $  5,283
                                                                         ========      ========
                                                                         ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest ...............................................   $  2,869      $    611
                                                                         ========      ========
Cash paid for professional fees in connection with                       ========      ========
Chapter 11 Proceeding.................................................   $      7      $  1,126
                                                                         ========      ========
                                                                         ========      ========


        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Discovery Zone, Inc. (the "Company") is the leading owner and operator of pay-for-play children's entertainment centers ("FunCenters") in North America with a national network of 203 FunCenters in 39 states, Puerto Rico and Canada. The Company also operates two entertainment centers targeting adult customers, under the "Block Party" name.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's 1997 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K.

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

         In accordance with SOP 90-7, the Company did not accrue interest on its prepetition interest bearing obligations during bankruptcy as it was unlikely such interest would be paid under the Plan. The amount of such unaccrued contractual interest during the three-month period ended March 31, 1997 was approximately $3,900,000.

                              DISCOVERY ZONE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

         The Company's FunCenters typically experience seasonal fluctuations in their revenues, with generally higher revenues occurring in the first quarter of the year due to the fact that many of the Company's facilities are located in cold weather regions where children are unable to play outside during this time of the year. Operating results of interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

         Certain amounts in the March 31, 1997 Condensed Consolidated Financial Statements have been reclassified to conform with the March 31, 1998, presentation.

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

                              DISCOVERY ZONE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         In connection with its emergence from bankruptcy, the Company raised $100 million through the issuance of $15 million of Convertible Redeemable Preferred Stock ("Preferred Stock") and $85 million of 13.5% Senior Secured Notes with Warrants, resulting in $93.8 million of net proceeds to the Company after deducting related offering costs (the "Exit Financing"). The proceeds were used to repay the Company's debtor-in-possession credit facilities and certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's emergence from bankruptcy and to fund the Bond Interest Escrow Account, which is reflected as Restricted Cash and Investments in the accompanying condensed consolidated balance sheets. The Senior Secured Note holders also received warrants (the "Warrants") to purchase 805,154 shares of Common Stock at $.01 per share exercisable through August 1, 2007, which represent approximately 12.5% of the fully diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants and conversion of the Preferred Stock. A portion of the proceeds from the Senior Secured Notes was allocated to the Warrants (See Note 5).

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

(3)      FRESH START REPORTING

         Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of SOP 90-7. In accordance with SOP 90-7, assets and liabilities were restated as of July 31, 1997 to reflect the reorganization value of the Company, which approximates their fair value at the Emergence Date. In addition, the accumulated deficit of the Company through the Emergence Date was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Plan. Thus, the accompanying condensed consolidated statements of operations and cash flows for periods prior to the Company's emergence from bankruptcy (the "Predecessor Company") are not comparable to the results of operations and cash flows of the Company subsequent to emergence from bankruptcy and the adoption of fresh-start reporting (the "Successor Company").

                              DISCOVERY ZONE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         A reorganization value of the Company's common equity of approximately $70,200,000 was determined by the Company with the assistance of financial advisors. These advisors (1) reviewed certain historical information for recent years and interim periods; (2) reviewed certain internal financial and operating data including financial projections; (3) met with senior management to discuss operations and future prospects; (4) reviewed publicly available financial data and considered the market value of public companies deemed generally comparable to the Company's operating business; (6) reviewed a five year forecast prepared by the Company; and (7) conducted such analyses as appropriate. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the Effective Date. In developing this valuation estimate the advisors, using rates of 30% to 35%, discounted the Company's five year forecasted free cash flows and an estimate of sales proceeds assuming the Company would be sold at the end of the five year period within a range of comparable Company multiples.

         The difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities resulted in a reorganization item of approximately $24,829,000 which is included in property and equipment in the consolidated balance sheet at December 31, 1997, and March 31, 1998, net of recorded amortization. This reorganization item will be allocated to specific property and equipment assets and certain intangible assets after the Company obtains appraisals of certain assets and completes a review of property and equipment, all of which are currently in process.

(4)      CREDIT FACILITY

         On March 31, 1998, the Company entered into a $10 million Senior Secured Revolving Credit Facility (the "Facility") with Foothill Capital Corporation, as permitted under the Notes. The Facility bears interest at prime plus 1% plus certain fees, and allows for the Company to borrow 133% of trailing twelve month FunCenter contribution (as defined therein) for its top 100 performing FunCenters, up to a maximum loan principal amount of $10 million. The Facility contains restrictions on additional indebtedness, capital expenditures, and dividends, is secured by substantially all of the Company's assets and has cross-default provisions with other obligations of the Company. $2.0 million of the Facility is reserved for resolution of certain disputes in connection with the Company's renovation program (See Note 8).

(5)      LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                             March 31,1998          December 31,1997
                                                             -------------          ----------------
                                                            Successor Company       Successor Company
                                                            ----------------        ----------------
                                                               (Unaudited)

13.5% Senior Secured Notes due 2002, net of unamortized
    discount of $6,399 and $6,652 at March 31, 1998, and
    December 31, 1997, respectively (1)....................   $ 78,601                $  78,348
Secured Rejection Note (2).................................      4,416                    4,416
Secured Rent Deferral Notes (2)............................        531                      429
Prepetition Tax Claims (3).................................      5,000                    5,000
                                                           -------------------     ------------------
                                                                88,548                   88,193


                              DISCOVERY ZONE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                      March 31, 1998    December 31, 1997
                                      --------------    -----------------
                                    Successor Company    SuccessorCompany
                                    -----------------    ----------------
                                        (Unaudited)
Less current portion..............  $     (1,102)        $    (1,102)
                                    -----------------   -----------------
Long-term debt....................        87,446              87,091
                                    -----------------   -----------------

----------
(1) In connection with its exit financing to emerge from bankruptcy, the Company issued $85,000,000 of 13.5% Senior Secured Notes due August 1, 2002 (the "Notes") and the Warrants. A value of approximately $7,050,000 was allocated to the Warrants based upon their estimated fair value at the time of the issuance, representing the original issue discount on the Notes. The Notes are secured by substantially all the assets of the Company and interest is payable quarterly beginning November 1, 1997. A separate interest escrow account was established with the trustee to fund interest payments through August 1, 1999. The interest escrow account balance totaled approximately $16,233,000, consisting of treasury securities and accrued interest thereon, at March 31, 1998.

       The Notes contain restrictions on additional indebtedness and cross-default provisions with other obligations of the Company. Among other things, the Company is permitted to have outstanding up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations, or purchase money obligations.

(2) The McDonald's Secured Rejection Note was $4,416,000 at the Emergence Date and is evidenced by a six-year note payable requiring annual principal payments of approximately $736,000. The Secured Rejection Note bears interest at 11% payable annually.

       The Company's obligations to repay certain rent deferrals granted by McDonald's pursuant to the McDonald's Stipulation are evidenced by nine notes due upon the expiration of each initial sublease term (the "Secured Rent Deferral Notes"). The rent deferrals total currently $398,196 per year and, when combined with the initial Emergence Date principal balance of approximately $266,000, will total approximately $2,567,000 over the next seven years. The notes bear interest at 11% per annum payable at maturity and have maturity dates ranging from August 31, 2002 to December 31, 2004.

       The Secured Rejection Note and the Secured Rent Deferral Notes are secured by first mortgages or deeds of trust on fourteen properties owned by the Company including three undeveloped parcels of land with a book value of $2,747,000 at March 31, 1998, which are included in Land Held for Sale in the Company's Consolidated Balance Sheet. The notes contain certain cross-default provisions including cross-defaults among themselves, with the McDonald's subleases and with other indebtedness of the Company in excess of $2.5 million.

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

(6)      EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Common equivalents outstanding during the period and common shares issuable upon assumed conversion of the Preferred Stock and other potentially dilutive securities have not been included in the computation of diluted earnings (loss) per share as their effect is antidilutive for all relevant periods presented. Shares of Common Stock to be issued to unsecured creditors pursuant to the Plan have been reflected as outstanding as of the Effective Date for purposes of calculating the weighted average common shares

                              DISCOVERY ZONE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

outstanding in the accompanying unaudited condensed consolidated statement of operations for the three month period ended March 31, 1998.

(7)      RELATED PARTY TRANSACTIONS

         An officer of Griffin Bacal, Inc., the Company's advertising agency, serves as a director of the Successor Company. The Company paid approximately $2,567,000 to Griffin Bacal for creative services and as agent for purchase of media from third parties during the three months ended March 31, 1998.

(8)      COMMITMENTS AND CONTINGENCIES

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program to broaden their entertainment offerings and upgrade their facilities, which was broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters and expects has to complete renovations of an additional 15% of its FunCenters by the end of 1998. Through March 31, 1998, subject to available financing. To date, the Company also completed the conversion of approximately 80% of its FunCenters to permit the sale of Pizza Hut items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through May 15, 1998, the Company has incurred or committed approximately $27 million in connection with these programs including excess billings from general contractors which the Company is disputing, and approximately $3 million of advance purchases for future renovation phases.

         While a significant portion of the Company's FunCenters have improved revenues and operating results, the Company's renovation programs are taking longer to implement, and are more costly than anticipated. As a result, improvements in the Company's operating results are taking longer to realize and the Company believes that it will require additional capital to continue funding operations and the Company's renovation program. To the extent the Company is unable to obtain such financing it may not be able to pay its obligations as they may come due. The Company is in discussions with a number of investment banks and potential financial and strategic investors to obtain such financing. In addition, certain existing shareholders of the Company have indicated a willingness to participate in any such financing. The Company is also considering the sale of certain non-core assets to support operations in the interim, although there can be no assurance that the Company will be successful in selling such assets or raising the additional financing referred to above. Under the terms of the Company's Senior Notes and Revolving Credit Facility, the Company is limited to raising additional capital through the sale of equity.

         From time to time, the Company is a party to a number of lawsuits and other legal matters, including claims relating to injuries which allegedly occurred at the Company's facilities and to alleged employment discrimination. A portion of these claims may be covered by insurance. Management has estimated the potential liabilities resulting from such claims which arose subsequent to the Petition Date and which are not covered by insurance to be approximately $3,839,000 at March 31, 1998 and $3,347,000 at December 31, 1997. These
amounts are recorded in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Because these amounts represent estimates, it is reasonably possible that a change in these estimates may occur in the future.

         In February 1998, the Company entered into a contract for the sale of property in Littleton, Colorado. The Littleton property consists of two parcels, of which one is improved with a FunCenter and the other is unimproved land. This contract provides for the sale of such property for $4.2 million and allows the Company to lease the FunCenter located thereon at an annual rental of $188,250, plus scheduled escalations, for up to five years. This sale will reduce the annual debt service on the McDonald's Note to approximately $130,000 per year. The Littleton sale is scheduled to close in July, 1998. There can be no assurances that this sale will ultimately close or close on the aforementioned terms or time period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis relates to the Company's historical financial results of operations and financial condition, without giving proforma effect to the restructuring of the Company which occurred in connection with the Plan of Reorganization and the implementation of the Turnaround Plan, except to the extent that such restructuring had occurred prior to the end of the periods discussed. As a result, management does not believe that results of operations in future periods will be comparable to prior periods. This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q.

Overview

         The Company is the leading owner and operator of pay-for-play children's entertainment centers in North America, with a national network of 203 FunCenters in 39 states, Puerto Rico and Canada targeted at children ages two to 12 and two Block Party Stores which target adult customers.

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

         The Company has undertaken a series of initiatives to increase revenues, including offering new products, improving food and beverage offerings and increasing utilization of FunCenters during weekday and other off-peak times. During the first quarter of 1998, the Company has experienced favorable comparable store sales compared to the same period in 1997. Further, per customer spending on food has increased in those FunCenters offering Pizza Hut menu items since conversion.

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

         The Company incurred substantial restructuring costs, including the costs of relocating the Company's headquarters, terminating certain employees and rejecting selected store leases. A portion of these costs were discharged in connection with the Plan and other amounts were repaid with the proceeds of the offering of the Units and the Convertible Preferred Stock.

Results of Operations

         Comparison of the Three Months Ended March 31, 1998 and 1997

         Upon emergence from its Chapter 11 proceeding, the Company adopted Fresh Start Accounting. See "Fresh Start Reporting." Thus the Company's balance sheets and statements of operations and cash flows after the Effective

Date reflect a new reporting Company (the "Successor Company") and are not comparable to periods prior to the Effective Date (the "Predecessor Company").

         The three months ended March 31, 1997 and 1998 include the results of the Predecessor Company and the Successor Company, respectively. The principal differences between these periods relate to reporting changes regarding the Company's capital structure and indebtedness and the revaluation of the Company's long-term assets, which primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

         The Company reported EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for the period of $0.833 million, before non-cash GAAP rent adjustments which were affected by fresh start accounting ("GAAP Rent Adjustments"), and $0.385 million after such adjustments, compared to $0.576 million before such adjustments, and $0.860 million, after such adjustments, in the prior year period. In addition to the revenue growth described below, these operating improvements were primarily attributable to improved expense management at the store level. The combined cost savings and revenue improvements resulted in comparable store EBITDA before GAAP Rent Adjustments improving 21% during the first quarter of 1998 to $5.9 million. Comparable Store EBITDA margins before GAAP Rent Adjustments improved from 13.1% of revenue to 15.4% of revenue.

         Revenue. The Company had revenue of $40.7 million during the first quarter of 1998, an increase of 4.9% over revenue of $38.8 million during the first quarter of 1997. This increase was comprised of a 4% increase in comparable store sales during the 1998 period over the 1997 period and $1.3 million of sponsorship revenue during the 1998 period, offset by a decline in the number of FunCenters open during the 1998 period as compared to the 1997 period. Improvements in comparable store revenue was primarily due to a 22% increase in general admission revenue offset by declines in birthday party and game revenues. During the 1997 period the Company did not report any sponsorship revenue and comparable store sales had declined approximately 20% compared to sales during the first quarter of 1996. Revenues during the first quarter of 1998 were adversely impacted by the first phase of the Company's renovation program resulting from business disruptions and customer quality issues as renovations were completed.

         Cost of Goods Sold. Cost of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales was $6.4 million and $7.2 million during the first quarter of 1998 and 1997, respectively. As a percentage of revenue, cost of goods sold declined from 18.5% in the 1997 period to 15.8% in the 1998 period. This reduction as a percentage of revenue was primarily attributable to simplified product offerings, better cost management and lower costs associated with the conversion to a new food and supply vendor.

         Store Operating Expenses. Store operating expenses, which consist primarily of compensation and benefits of FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $28.2 million and $26.5 million during the first quarter of 1998 and 1997, respectively. As a percentage of total revenues, store operating expenses increased from 68.3% in the 1997 period to 69.2% in 1998 period. This increase is attributable to increased labor costs associated with the Company's new product offerings offset by reductions in central reservation expenses and other cost savings generated through the Company's cost reduction program and store closings. During the first quarter of 1998, store operating expenses included certain non-recurring costs resulting from training and start-up expenses for new product offerings and renovation program disruptions to FunCenter operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include salaries, corporate and regional management expenses and other administrative, promotional and advertising expenses, were $5.7 million and $4.3 million during the first quarter of 1998 and 1997, respectively. This increase was due to an increase in sales, marketing and in-store entertainment programs during the 1998 period as compared to the 1997 period.

         Depreciation and Amortization Expense. Depreciation and amortization expenses were $5.4 million and $5.1 million during the first quarter of 1998 and 1997, respectively. During the 1998 period this expense reflects depreciation expense related to the increase in the carrying value of the Company's plant and equipment as a result of adopting Fresh Start Accounting for the Successor Company.

         Interest Expense. Interest expense was $3.7 million and $1.2 million during the first quarter of 1998 and 1997, respectively. Reported interest expense for the Predecessor Company did not include interest on the pre-petition indebtedness which was suspended during the Company's reorganization under Chapter 11. Had these interest costs been accrued, reported interest expense for the 1997 period would have been $5.1 million.

         Interest Income. The Company reported interest income of $.32 million during the first quarter of 1998. No interest income was recorded in the first quarter of 1997. The increase was due to earnings from the Interest Escrow

Account and short term investment of proceeds from the Company's offering of Units and Convertible Preferred Stock in the exit financing.

         Reorganization Items. Reorganization items of $1.5 million were incurred by the Company during the first quarter of 1997 during its reorganization under Chapter 11. These reorganization items primarily consisted of professional fees.

Liquidity and Capital Resources

         The Company does not require significant working capital to operate because it does not have significant receivables or inventory and utilizes trade credit in purchasing food products and other supplies. The Company requires cash primarily to finance capital expenditures to maintain and upgrade existing stores and to fund operating losses and debt service. Following the implementation of its business strategy, the Company will also need cash to build new stores. Historically, the Company has met these liquidity requirements primarily through external financings, including through the issuance of debt and equity securities and borrowings under revolving credit facilities, as well as through cash flow generated by operating activities.

         In connection with the Plan of Reorganization, substantially all of the Company's pre-petition debt facilities and other obligations to creditors were restructured, repaid or eliminated including certain pre-petition tax claims, the McDonald's Note and the McDonald's Rent Deferral Secured Notes. Upon emerging from Chapter 11, the Company issued (a) Units consisting of $85.0 million aggregate principal amount of Notes and Warrants and (b) $15.0 million of Convertible Redeemable Preferred Stock. The net proceeds of the offerings of the Units and Convertible Redeemable Preferred Stock totaled $93.8 million. Of that amount, the Company (i) repaid borrowings, claims and expenses incurred while under Chapter 11 of $45.5 million, (ii) purchased an aggregate of $21.6 million of securities, consisting of U.S. Treasury Securities, that were placed in escrow and pledged as security for scheduled interest payments on the Notes through August 1, 1999, and (iii) applied $26.7 million to finance capital expenditures, and provide capital for working capital and other general corporate purposes.

         The Company holds for sale certain parcels of undeveloped land which secure the McDonald's Notes. To the extent such sales occur prior to the due date for debt services, the net proceeds for such sales would be available to be applied to such payments.

         During the first quarter of 1998 and 1997, the cash provided by operations was $5.4 million and $.8 million, respectively, before reorganization items. These sources of cash were comprised of earnings from operations before interest, taxes, depreciation and amortization of $.4 million in 1998 and $.8 million in 1997, and other changes in working capital including payables and accruals in 1998 attributable to the Company's renovation program.

         At March 31, 1998, the Company had an unrestricted cash balance of approximately $3.9 million. The Company also had $16.4 million in cash and investments in the Escrowed Interest Account as of March 31, 1998, which amount is dedicated to making scheduled payments of interest on the Exchange Notes through August 1, 1999.

         On March 31, 1998, the Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the "Senior Facility") as permitted under the Indenture dated July 22, 1997 (the "Indenture"), among the Company, the guarantors named therein and State Street Bank and Trust Company, trustee. The Senior Facility bears interest at prime plus 1% plus certain fees and allows the Company to borrow 133% of the 12-month trailing FunCenter contribution (as defined therein) for its 100 top performing FunCenters up to a maximum principal amount of $10.0 million. As of May 15,1998, the Company had borrowed $4.5 million and had the ability to borrow an additional $5.5 million, subject to a $2.0 million reserve for certain contractor disputes. See "Financial Statements -- Notes to Unaudited Condensed Consolidated Financial Statements."

         The Company is also permitted under the Indenture to incur up to $5.0 million of new indebtedness under sale and leaseback transactions, capital lease obligations or purchase money obligations.

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program which, on a per store basis, was much broader in scope and costlier than originally planned, designed to broaden their entertainment offerings, upgrade their facilities and give them a "new look." During the first phase of this program, the Company has renovated approximately 60% of its FunCenters, and expects to complete renovations for an additional 15% of its FunCenters by the end of 1998, subject to available financing. Through March 31, 1998, the Company also completed the conversion of approximately 80% of its FunCenters to permit the sale of Pizza Hut menu items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through May 15, 1998, the Company has incurred or committed approximately $27 million in connection with these programs including excess billings from general contractors which the Company is disputing and approximately $3 million of advance purchases for future renovation phases. The Company estimates that the cost to complete the renovation of an additional 15% of its FunCenters, excluding advanced purchases referred to above will be approximately $2 to $3 million.

         A significant portion of the Company's FunCenters have improved revenues and operating results as evidenced by increases in comparable store revenues and EBITDA margins. However, the Company's renovation programs are taking longer to implement and are more costly than anticipated. As a result, improvements in the Company's operating results are taking longer to realize and the Company believes that it will require additional capital to continue funding operations. To the extent the Company is unable to obtain such financing it would not be able to pay its obligations as they may come due. The Company is in discussions with a number of investment banks and potential financial and strategic investors to obtain such financing. In addition, certain existing shareholders of the Company have indicated a willingness to participate in any such financing. The Company is also considering the sale of certain non-core assets to support operations in the interim, although there can be no assurance that the Company will be successful in selling such assets or raising the additional financing referred to above. Under the terms of the Company's Senior Notes and Revolving Credit Facility, the Company is limited to raising additional capital through the sale of equity.

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

                              DISCOVERY ZONE, INC.
                           PART II--OTHER INFORMATION

Item 1.           Legal Proceedings
                    Not Applicable

Item 2.           Changes in Securities

                    The Company consummated an offer to exchange $85,000,000 aggregate principal amount of its 13 1/2% Senior Secured Notes due 2002, which have been registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-4, for $85,000,000 aggregate principal amount of the outstanding 13 1/2% Senior Secured Notes due 2002 of the Company.

Item 3.           Defaults upon Senior Securities
                    Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                    Not Applicable

Item 5.           Other Information
                    Not Applicable

Item 6.             Exhibits and Reports on Form 8-K

         (a)        Exhibit

                    Exhibit
                    Number      Description
                    -------     -----------

                      27.1      Financial Data Schedule, for the three months
                                  ended March 31, 1998.

                      27.2      Financial Data Schedule, for the three months
                                  ended March 31, 1997.

         (b)        Reports on Form 8-K
                    Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 20, 1998                DISCOVERY ZONE, INC.

        Signature                          Title
        ---------                          -----

/s/ Scott W. Bernstein             Chief Executive Officer,
                                      President and Director

/s/ Robert G. Rooney               Senior Vice President, Chief Financial and
                                       Administrative Officer