Form 10-Q/A
period 1998-03-31
DISCOVERY ZONE INC
filed 1998-05-27
CIK 900392

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

         Common stock outstanding as of May 15, 1998:  4,000,000 shares

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

     Unaudited Condensed Consolidated Statements of Cash
              Flows - Three Months Ended March 31, 1998 and 1997          5

     Notes to Unaudited Condensed Consolidated Financial
              Statements                                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

                           PART II--OTHER INFORMATION

                                                                       Page No.

ITEM 1.  LEGAL PROCEEDINGS                                                17

ITEM 2.  CHANGES IN SECURITIES                                            17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              17

ITEM 5.  OTHER INFORMATION                                                17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 17

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      (In thousands, except per share data)

                                                 Successor         Predecessor
                                                  Company            Company
                                               --------------    --------------
                                                Three Months      Three Months
                                                   Ended              Ended
                                                March 31,1998     March 31,1997
                                               --------------    --------------

REVENUE........................................ $   40,677          $   38,794
COST OF GOODS SOLD.............................      6,417               7,195
STORE OPERATING EXPENSES.......................     28,153              26,486
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE....      5,722               4,254
DEPRECIATION AND AMORTIZATION..................      5,370               5,074
                                                -----------           ---------
OPERATING LOSS.................................     (4,985)             (4,215)
OTHER INCOME  (EXPENSE):

 Interest, net.................................     (3,328)             (1,176)
 Other, net....................................         39                  15
                                                -----------         -----------
     Total other expense, NET..................     (3,289)             (1,161)
                                                -----------         -----------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME

 TAXES.........................................     (8,274)             (5,376)
REORGANIZATION ITEMS:
 Professional fees.............................       --                (1,481)
 Other, net....................................       --                   (54)
                                                -----------         -----------
     Total reorganization items................       --                (1,535)
                                                -----------         -----------
LOSS BEFORE INCOME TAXES.......................     (8,274)             (6,911)
INCOME TAXES...................................        125                --
                                                -----------         -----------
NET LOSS.......................................     (8,399)             (6,911)
ACCRETION OF CONVERTIBLE REDEEMABLE PREFERRED

 STOCK TO REDEMPTION VALUE.....................        (52)               --
                                                -----------         -----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS... $   (8,451)         $   (6,911)
                                                ===========         ===========

Per common share - basic and diluted........... $   (2.11)          $   (0.12)
                                                ==========          ===========
Weighted average number of common .............     4,000               57,646
 shares outstanding                             =========-          ===========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                           Successor Company
                                                           -----------------
                                                        March 31,   December 31,
                                                          1998          1997
                                                       ----------  ------------
                            ASSETS                     (unaudited)

CURRENT ASSETS:

Cash and cash equivalents............................  $   3,961    $   8,607
Restricted cash and investments......................     13,275       13,036
Receivables, net.....................................        889          750
Inventories..........................................      1,339        1,739
Prepaid expenses and other current assets............      4,130        5,093
                                                       ---------    ---------
 TOTAL CURRENT ASSETS................................     23,594       29,225
RESTRICTED CASH AND INVESTMENTS......................      3,113        5,981
PROPERTY AND EQUIPMENT, net..........................    135,235      131,352
LAND HELD FOR SALE...................................      3,635        3,635
OTHER ASSETS, NET....................................      6,582        6,398
                                                       ---------    ---------
 TOTAL ASSETS........................................  $ 172,159    $ 176,591
                                                       ===========  =========
               LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accounts payable.....................................  $  16,388    $  13,657
Accrued liabilities..................................     11,636       11,116
Note payable.........................................        224          304
Current portion of long-term debt....................      1,102        1,102
                                                       ---------    ---------
 TOTAL CURRENT LIABILITIES...........................     29,350       26,179
LONG-TERM DEBT.......................................     87,446       87,091
OTHER LONG-TERM LIABILITIES..........................      7,644        7,169
SERIES A CONVERTIBLE PREFERRED STOCK
 - 1,000 shares authorized, issued and
 outstanding, redemption
 value of $15,000....................................     13,949       13,897
COMMON STOCK AND OTHER EQUITY:
Common stock - $.01 par value; 10,000,000 shares
 authorized, 4,000,000 shares issued and outstanding.         40           40
Additional paid-in capital...........................     70,011       70,063
Cumulative translation adjustment....................         84          118
Accumulated deficit..................................    (36,365)     (27,966)
                                                       ------------ ---------
TOTAL COMMON STOCK AND OTHER EQUITY..................     33,770       42,255
                                                       ----------   ---------
TOTAL LIABILITIES AND EQUITY.........................  $ 172,159    $ 176,591
                                                       ===========  =========

        The accompanying notes are an integral part of these statements.



                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)

                                                                        Successor       Predecessor
                                                                         Company          Company
                                                                         -------          -------
                                                                      Three Months     Three Months
                                                                          Ended            Ended
                                                                     March 31, 1998   March 31, 1997
                                                                    ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................................   $ (8,399)     $ (6,911)
Adjustments to reconcile net loss to net cash provided
 in operating activities before reorganization items:

 Reorganization items ................................................       --           1,535
 Depreciation and amortization .......................................      5,370         5,074
 Amortization of debt discount and other noncash interest charges ....        525          --
 Plan administrative payments ........................................        (20)         --
 Changes in operating assets and liabilities:

 Receivables .........................................................       (139)          375
 Inventories .........................................................        400           478
 Prepaid expenses and other current assets ...........................        963           (92)
 Restricted cash and investments......................................      2,630          --
 Accounts payable ....................................................      3,721           905
 Accrued liabilities .................................................      1,090          (561)
 Other ...............................................................       (495)         --
                                                                         --------      --------
 Net cash provided by operating activities before reorganization items      5,646           803
 Reorganization items ................................................       --          (1,535)
Adjustments to reconcile reorganization items to
 cash used by reorganization items:


 Accrued reorganization expenses .....................................       (152)          409
                                                                         --------      --------
 Net cash used by reorganization items ...............................       (152)       (1,126)
                                                                         --------      --------
 Net cash provided (used) by operating activities ....................      5,494          (323)
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment ..................................    (10,243)         (182)
                                                                         --------      --------
Net cash used by investing activities ................................    (10,243)         (182)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from debtor-in-possession credit facilities .............       --           2,384
Net proceeds from borrowings .........................................        103            78
                                                                         --------      --------
Net cash provided by financing activities ............................        103         2,462
                                                                         --------      --------
Net increase (decrease) in cash ......................................     (4,646)        1,957
Cash and cash equivalents, beginning of period .......................      8,607         3,326
                                                                         --------      --------
Cash and cash equivalents, end of period .............................   $  3,961      $  5,283
                                                                         ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest ...............................................   $  2,869      $    611
                                                                         ========      ========
Cash paid for professional fees in connection with
Chapter 11 Proceeding.................................................   $      7      $  1,126
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

                              DISCOVERY ZONE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         A reorganization value of the Company's common equity of approximately $70,200,000 was determined by the Company with the assistance of financial advisors. These advisors (1) reviewed certain historical information for recent years and interim periods; (2) reviewed certain internal financial and operating data including financial projections; (3) met with senior management to discuss operations and future prospects; (4) reviewed publicly available financial data and considered the market value of public companies deemed generally comparable to the Company's operating business; (6) reviewed a five-year forecast prepared by the Company; and (7) conducted such analyses as appropriate. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the Effective Date. In developing this valuation estimate the advisors, using rates of 30% to 35%, discounted the Company's five-year forecasted free cash flows and an estimate of sales proceeds assuming the Company would be sold at the end of the five-year period within a range of comparable Company multiples.

         The difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities resulted in a reorganization item of approximately $24,829,000 which is included in property and equipment in the consolidated balance sheet at December 31, 1997 and March 31, 1998, net of recorded amortization. This reorganization item will be allocated to specific property and equipment assets and certain intangible assets after the Company obtains appraisals of certain assets and completes a review of property and equipment, all of which are currently in process.

(4)      CREDIT FACILITY

         On March 31, 1998, the Company entered into a $10 million Senior Secured Revolving Credit Facility (the "Facility") with Foothill Capital Corporation as permitted under the Notes. The Facility bears interest at prime plus 1%, plus certain fees, and allows for the Company to borrow 133% of trailing twelve-month FunCenter Contribution (as defined therein) for its top 100 performing FunCenters, up to a maximum loan principal amount of $10 million. The Facility contains restrictions on additional indebtedness, capital expenditures, and dividends, is secured by substantially all of the Company's assets and has cross-default provisions with other obligations of the Company. $2.0 million of the Facility is reserved for resolution of certain disputes in connection with the Company's renovation program (See Note 8).

(5)      LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                             March 31,1998          December 31,1997
                                                             -------------          ----------------
                                                            Successor Company       Successor Company
                                                            -----------------       -----------------
                                                               (Unaudited)

13.5% Senior Secured Notes due 2002, net of unamortized
    discount of $6,399 and $6,652 at March 31, 1998, and
    December 31, 1997, respectively (1)....................   $ 78,601                $  78,348
Secured Rejection Note (2).................................      4,416                    4,416
Secured Rent Deferral Notes (2)............................        531                      429
Prepetition Tax Claims (3).................................      5,000                    5,000
                                                            ------------------     ------------------
                                                                88,548                   88,193
Less current portion.......................................   $ (1,102)               $  (1,102)
                                                            ------------------     ------------------
Long-term debt.............................................     87,446                   87,091
                                                            ==================     ==================


                              DISCOVERY ZONE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

----------
(1) In connection with its exit financing to emerge from bankruptcy, the Company issued $85,000,000 of 13 1/2% Senior Secured Notes due August 1, 2002 (the "Private Notes") and the Warrants. A value of approximately $7,050,000 was allocated to the Warrants based upon their estimated fair value at the time of the issuance, representing the original issue discount on the Private Notes. The Private Notes are secured by substantially all the assets of the Company and interest is payable quarterly beginning November 1, 1997. A separate interest escrow account was established with the trustee to fund interest payments through August 1, 1999. The interest escrow account balance totaled approximately $16,388,000, consisting of treasury securities and accrued interest thereon, at March 31, 1998.

       The Company consummated an offer to exchange $85,000,000 aggregate principal amount of its 13 1/2% Senior Secured Notes due 2002 (the "Exchange Notes"), which have been registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-4, for $85,000,000 aggregate principal amount of the outstanding Private Notes (the Private Notes together with the Exchange Notes, the "Notes").

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

                              DISCOVERY ZONE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)      COMMITMENTS AND CONTINGENCIES

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program to broaden their entertainment offerings and upgrade their facilities, which was broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters and expects to complete renovations of an additional 15% of its FunCenters by the end of 1998, subject to available financing. To date, the Company also completed the conversion of approximately 80% of its FunCenters to permit the sale of Pizza Hut items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through May 15, 1998, the Company has incurred or committed approximately $28 million in connection with these programs including excess billings from general contractors which the Company is disputing, and approximately $3 million of advance purchases for future renovation phases.

         A significant portion of the Company's FunCenters have improved revenues and operating results as evidenced by increases in comparable store revenues and EBITDA Margins. However, the Company's renovation programs are taking longer to implement, and are more costly than anticipated. As a result, improvements in the Company's operating results are taking longer to realize and the Company believes that it will require additional capital to continue funding operations. To the extent the Company is unable to obtain such financing it may not be able to pay its obligations as they may come due. The Company is in discussions with a number of investment banks and potential financial and strategic investors to obtain such financing. In addition, certain existing shareholders of the Company have indicated a willingness to participate in any such financing. The Company is also considering the sale of certain non-core assets to support operations in the interim, although there can be no assurance that the Company will be successful in selling such assets or raising the additional financing referred to above. Under the terms of the Company's Senior Notes and Revolving Credit Facility, the Company is limited to raising additional capital through the sale of equity.

         From time to time, the Company is a party to lawsuits and other legal matters, including claims relating to injuries which allegedly occurred at the Company's facilities and to alleged employment discrimination. A portion of these claims may be covered by insurance. Management has estimated the potential liabilities resulting from such claims which arose subsequent to the Petition Date and which are not covered by insurance to be approximately $3,839,000 at March 31, 1998 and $3,347,000 at December 31, 1997. These amounts are recorded in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Because these amounts represent estimates, it is reasonably possible that a change in these estimates may occur in the future.

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

Results of Operations

         Comparison of the Three Months Ended March 31, 1998 and 1997

         Upon emergence from its Chapter 11 proceeding, the Company adopted Fresh Start Accounting. Thus the Company's balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting entity (the "Successor Company") and are not comparable to periods prior to the Effective Date (the "Predecessor Company").

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

         The Company reported EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for the period of $833,000, before non-cash GAAP rent adjustments which were affected by fresh start accounting ("GAAP Rent Adjustments"), and $385,000 after such adjustments, compared to $576,000 before such adjustments, and $860,000, after such adjustments, in the prior year period. In addition to the revenue growth described below, these operating improvements were primarily attributable to improved expense management at the store level. The combined cost savings and revenue improvements resulted in comparable store EBITDA before GAAP Rent Adjustments improving 6.4% during the first quarter of 1998 to $5.4 million. Comparable Store EBITDA margins before GAAP Rent Adjustments improved from 13.7% of revenue to 14.2% of revenue.

         Revenue. The Company had revenue of $40.7 million during the first quarter of 1998, an increase of 4.9% over revenue of $38.8 million during the first quarter of 1997. This increase was comprised of a 4% increase in comparable store sales during the 1998 period over the 1997 period and $1.3 million of sponsorship revenue during the 1998 period, offset by a decline in the number of FunCenters open during the 1998 period as compared to the 1997 period. Improvements in comparable store revenue was primarily due to a 22% increase in general admission revenue offset by declines in birthday party and game revenues. During the 1997 period the Company did not report any sponsorship revenue. Revenues during the first quarter of 1998 were adversely affected by the first phase of the Company's renovation program, which resulted in business disruptions and customer quality issues.

         Cost of Goods Sold. Cost of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales was $6.4 million and $7.2 million during the first quarter of 1998 and 1997, respectively. As a percentage of revenue, cost of goods sold declined from 18.5% in the 1997 period to 15.8% in the 1998 period. This reduction was primarily attributable to simplified product offerings, improved cost management and lower costs associated with the conversion to a new food and supply vendor.

         Store Operating Expenses. Store operating expenses, which consist primarily of compensation and benefits of FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $28.2 million and $26.5 million during the first quarter of 1998 and 1997, respectively. As a percentage of total revenues, store operating expenses increased from 68.3% in the 1997 period to 69.2% in 1998 period. This increase was attributable to increased labor costs associated with the Company's new product offerings, offset by reductions in central reservation expenses and other cost savings generated through the Company's cost reduction program and store closings. During the first quarter of 1998, store operating expenses included certain non-recurring costs resulting from training and start-up expenses for new product offerings and disruptions related to the FunCenter renovation program.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include salaries, corporate and regional management expenses and other administrative, promotional and advertising expenses, were $5.7 million and $4.3 million during the first quarter of 1998 and 1997, respectively. This increase was due to an increase in sales and marketing programs associated with the Company's revitalization plan during the 1998 period as compared to the 1997 period.

         Depreciation and Amortization Expense. Depreciation and amortization expenses were $5.4 million and $5.1 million during the first quarter of 1998 and 1997, respectively. During the 1998 period this expense reflected depreciation expense related to an increase in the carrying value of the Company's plant and equipment as a result of its adoption of Fresh Start Accounting for the Successor Company.

         Interest Expense. Interest expense was $3.7 million and $1.2 million during the first quarter of 1998 and 1997, respectively. Reported interest expense for the Predecessor Company did not include interest on pre-petition indebtedness, which was suspended during the Company's reorganization under Chapter 11. Had these interest costs been accrued, reported interest expense for the 1997 period would have been $5.1 million.

         Interest Income. The Company reported interest income of $320,000 during the first quarter of 1998. No interest income was recorded in the first quarter of 1997. The increase was due to earnings from the Interest Escrow

Account and short-term investment of proceeds from the Company's offering of Units and Convertible Preferred Stock in the exit financing.

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

         During the first quarter of 1998 and 1997, the cash provided by operations was $5.4 million and $800,000, respectively, before reorganization items. These sources of cash were comprised of earnings from operations before interest, taxes, depreciation and amortization of $400,000 in 1998 and $800,000 in 1997, and other changes in working capital including payables and accruals in 1998 attributable to the Company's renovation program.

         At March 31, 1998, the Company had an unrestricted cash balance of approximately $3.9 million. The Company also had $16.4 million in cash and investments in the Escrowed Interest Account as of March 31, 1998, which amount is dedicated to making scheduled payments of interest on the Exchange Notes through August 1, 1999.

         On March 31, 1998, the Company entered into a $10.0 million Senior Secured Revolving Credit Facility (the "Senior Facility") as permitted under the Indenture dated July 22, 1997 (the "Indenture"), among the Company, the guarantors named therein and State Street Bank and Trust Company, trustee. The Senior Facility bears interest at prime plus 1% plus certain fees and allows the Company to borrow 133% of the 12-month trailing FunCenter contribution (as defined therein) for its 100 top performing FunCenters up to a maximum principal amount of $10.0 million. As of May 15, 1998, the Company had borrowed $4.5 million and had the ability to borrow an additional $5.5 million, subject to a $2.0 million reserve for certain contractor disputes. See "Financial Statements -- Notes to Unaudited Condensed Consolidated Financial Statements."

         The Company is also permitted under the Indenture to incur up to $5.0 million of new indebtedness under sale and leaseback transactions, capital lease obligations or purchase money obligations.

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program designed to broaden their entertainment offerings, upgrade their facilities and give them a "new look." This renovation program was much broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters, and expects to complete renovations for an additional 15% of its FunCenters by the end of 1998, subject to available financing. Through March 31, 1998, the Company also completed the conversion of approximately 80% of its FunCenters to permit the sale of Pizza Hut menu items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through May 15, 1998, the Company has incurred or committed approximately $28 million in connection with these programs, including excess billings from general contractors which the Company is disputing and approximately $3 million of advance purchases for future renovation phases. The Company estimates that the cost to complete the renovation of an additional 15% of its FunCenters, excluding advanced purchases referred to above will be approximately $2 to $3 million.

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

DATE:  May 27, 1998                DISCOVERY ZONE, INC.

        Signature                          Title
        ---------                          -----

/s/ Scott W. Bernstein             Chief Executive Officer,
                                      President and Director

/s/ Robert G. Rooney               Senior Vice President, Chief Financial and
                                       Administrative Officer