Form 10-K/A
period 1997-12-31
DISCOVERY ZONE INC
filed 1998-07-01
CIK 900392

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________.


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

                     Common Stock, par value $0.01 per share
                      13 1/2% Senior Secured Notes due 2002
                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 1, 1998 was estimated to be approximately $21.9 million.

         As of June 1, 1998, the number of shares of Common Stock outstanding was 4,000,000.

                                     PART I

                                ITEM 1. BUSINESS

Forward-Looking Statements

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

         Since emerging from bankruptcy and through the first quarter of 1998, the Company completed renovation of approximately 60% of its FunCenters to expand and update its product offerings to include: (i) themed laser tag, (ii) arts and crafts, (iii) promotional areas featuring changing events, and (iv) a stage area which features custom DZ programming and kid Karaoke, and creates a FunCenter focal point for character appearances and other presentations. The Company's strategy is to create a changing entertainment environment featuring cross-promotional activities with major entertainment and consumer product companies. During this period, the Company also completed the conversion of approximately 80% of its FunCenters to offer Pizza Hut brand menu items. See "-- Product Improvements" and "--New Marketing Strategies."

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

         The Company has also sought to increase revenue by better utilizing DZ's existing facilities. To increase weekday visits, the Company developed interactive parent-child play programs for preschoolers in 1997. These programs offer tumbling, climbing, exercising and singing and are now being offered under the "Discovery Zone University" and "DZU" brand names. In September 1997, 25 FunCenters began offering these weekday programs and 27 additional FunCenters began offering these programs in January 1998. Due to the start-up nature of these programs, the Company does not currently intend to expand these programs to additional locations in 1998. In the future, the Company may consider expanding these programs to additional FunCenters and to include after school programs for older children.

         New Marketing and Entertainment Strategy

         Since mid-year 1997, the Company has developed and begun to implement a new marketing strategy consisting of several components:

         o Reposition and relaunch "New DZ" brand -- building on its revamped product offerings, the Company is reintroducing itself as the "New DZ." Through a combination of local and national public relations and a new advertising campaign, the Company is repositioning itself from a children's indoor playground venue to a children's entertainment center. The Company initiated its "relaunch" advertising campaign during the first quarter of 1998.

         o Reorient marketing to regional and local focus -- the Company has begun to reorient its marketing efforts to focus on local and regional marketing and advertising programs with a national "overlay."

         o Form strategic marketing partnerships -- the Company is establishing cross-promotional alliances with local and regional businesses, such as supermarkets, convenience stores and malls, as well as national advertisers.

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


                          U.S. POPULATION BY AGE GROUP
                                 (IN THOUSANDS)

                        UNDER 5               5-13             TOTAL UNDER 13
                 --------------------  -------------------  -------------------

      1995              19,591               34,384                 53,975
      2000              18,987               36,043                 55,030
      2005              19,127               35,850                 54,977
      2010              20,012               35,605                 55,617

----------
Source:  Mid-range of U.S.  Bureau of the Census estimates.

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

         A typical FunCenter is approximately 12,000 to 17,000 square feet and contains the following special features:

o An indoor playground composed of a series of tubes, slides, ball bins, climbing mountains, air trampolines, obstacle courses, ramps, stairs and other devices for crawling, jumping, running, swinging and climbing.

o A separate area for toddlers but on a smaller scale. In renovated FunCenters, this area is called the "DZ Jr." play area. Access to this play area is limited to children under a specified height, which provides younger children their own, less boisterous play area.

o Food and beverage operations which, in most cases, feature a selection of Pizza Hut menu items and Pepsi beverage products.

o A game zone, featuring activities and games which children are awarded tickets for play and, to a more limited extent, video games. Tickets can be redeemed for a variety of small toys and prizes.

o Three to five party rooms, which can be reserved for birthdays or other group events. FunCenters offer a variety of packages that combine a celebration in the party room, including cake and other and beverage services, with access to the entire FunCenter and tokens for use in the game zone for each child attending a party.

o A redemption counter where awards for games are redeemed, as well as Discovery Zone apparel, toys and products are sold.

         Renovated FunCenters also contain the following features:

o A laser tag area called "Laser Adventure" which features a maze of interactive targets which will be themed to major entertainment properties.

o An arts and craft room called the "Art Factory" featuring regularly changing arts and crafts projects.

o A 1,000 to 1,400 square foot promotional area called the "Cage," featuring a series of changing activities and events.

o A stage area called "DZ Live," featuring custom DZ Video programming and kid Karaoke. The stage area represents a FunCenter focal point where the Company can present public relation appearances, costume characters, storytelling, puppet shows, a talent contest and other appearances.

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


                          Number of                                  Number of
Location                  Fun Centers         Location              Fun Centers
--------                  -----------         --------              -----------
Alabama.............................4         New Jersey......................9
Arizona.............................1         New Mexico......................1
California........................ 20         New York.......................16
Colorado............................4         North Carolina..................2
Connecticut.........................2         Ohio...........................10
Delaware............................1         Oklahoma........................3
Florida............................11         Oregon..........................2
Georgia.............................6         Pennsylvania...................10
Hawaii..............................1         Rhode Island....................1
Idaho...............................1         South Carolina..................2
Illinois............................6         Tennessee.......................4
Indiana.............................8         Texas..........................20
Iowa................................1         Utah............................1
Kansas..............................2         Virginia........................8
Kentucky............................2         Washington......................2
Louisiana...........................4         Wisconsin.....................  5
Maryland............................6                                        --
Massachusetts.......................7         Total United States...........197
Michigan............................5         Canada......................... 5
Minnesota...........................2         Puerto Rico.....................3
Mississippi.........................1
Missouri............................5         Total.........................205
Nevada..............................1                                       ===

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

                         ITEM 6. SELECTED FINANCIAL DATA


                                                                                                                  (Successor
                                                                       (Predecessor Company)                        Company)
                                                 --------------------------------------------------------------   ------------
                                                                                                   Seven Months   Five Months
                                                              Year Ended December 31,                  Ended         Ended
                                                 ------------------------------------------------     July 31,    December 31,
                                                    1993        1994         1995         1996         1997           1997
                                                 ---------    ---------    ---------    ---------    ---------    ------------
                                                  (Dollars in thousands, except per share and location data)
Statement of Operations Data:
    Total revenue ............................   $  61,585    $ 180,573    $ 259,490    $ 181,725    $  82,537    $  48,485
    Cost of goods sold .......................      15,131       36,858       50,227       34,276       14,136        7,311
    Store operating expenses(1)(2) ...........      32,010       97,631      185,587      140,486       60,192       44,189
    Selling, general and administrative
      expenses(2) ............................       6,300       36,451       58,201       40,779       10,235       10,244
    Depreciation and amortization ............       4,670       16,183       31,972       21,876       11,920        9,314
    Restructuring and other charges ..........        --         14,024      372,160         --           --           --
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Operating income (loss) ..................       3,474      (20,574)    (438,657)     (55,692)     (13,946)     (22,573)
    Interest expense .........................      (1,667)      (5,137)     (12,226)      (6,277)      (3,249)      (6,076)
    Other income (expense), net ..............       1,499        2,331          476         (580)         159          683
    Minority interest ........................        --            256        5,162         --           --           --
    Reorganization items .....................        --           --           --        (21,285)      11,583         --
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Income (loss) before income tax,
      extraordinary item and cumulative
      effect of change in accounting
      method..................................       3,306      (23,124)    (445,245)     (83,834)      (5,453)     (27,966)
    Income tax provision (benefit) ...........        --         (4,000)       4,000         --           --           --
    Extraordinary item-gain on discharge of
      debt....................................        --           --           --           --        332,165
    Cumulative effect of change
      in accounting method ...................        --          5,773         --           --           --           --
    Accretion of Convertible Redeemable
      Preferred Stock to redemption value ....        --           --           --           --           --            (97)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Net income (loss) applicable
       to common shareholders ................   $   3,306    $ (24,897)   $(449,245)   $ (83,834)   $ 326,712   $ (28,063)
                                                 =========    =========    =========    =========    =========    =========
    Per common share-- basic and
      diluted(3):
      Income (loss) before extraordinary
        item and cumulative effect of
        change in method of accounting .......   $    0.11    $   (0.45)   $   (8.30)   $   (1.45)   $   (0.09)   $   (7.02)
      Extraordinary Gain .....................        --           --           --           --           5.75         --
      Cumulative effect of change in
        accounting method ....................        --          (0.13)        --           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------    ---------
      Net income (loss) ......................   $    0.11    $   (0.58)   $   (8.30)   $   (1.45)   $    5.66    $   (7.02)
                                                 =========    =========    =========    =========    =========    ---------
    Weighted average number of
      common shares outstanding ..............      31,054       42,696       54,139       57,691       57,705        4,000
Other Data:
    Cash provided by (used in) ...............                                                                      (22,457)
      operations .............................   $  20,055    $  (4,481)   $ (59,103)   $ (39,888)   $ (10,959)
    Cash provided by (used in) investing
      activities..............................     (97,641)    (121,972)     (64,562)       3,805         (468)     (10,642)
    Cash provided by (used in) financing
      activities .............................     187,218       16,162      121,729       33,460       51,493       (1,686)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Net cash flows ...........................   $ 109,632    $(110,291)   $  (1,936)   $  (2,623)   $  40,066    $ (34,785)
    Capital expenditures .....................   $  88,336    $ 119,134    $  51,732    $   2,672    $     567    $  10,642
Store Data:
    Company-owned stores at
      period-end(4) ..........................         111          318          321          212          210          207
    Franchised stores at period-end(5) .......          57           29           15            7         --           --
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Total stores at period-end ...............         168          347          336          219          210          207
Operating Ratio:
    Ratio of earnings to fixed ...............           3         --           --           --           --           --
      charges(6)

                                                                                                                  (Successor
                                                                       (Predecessor Company)                        Company)
                                                 --------------------------------------------------------------   ------------
                                                              Year Ended December 31,
                                                 --------------------------------------------------------------  As of December 31,
                                                    1992        1993         1994         1995         1996(7)        1997
                                                 ---------    ---------    ---------    ---------    ---------    ------------
                                                  (Dollars in thousands, except per share and location data)
Balance Sheet Data:
Restricted cash and investments ..............   $     437    $    --      $    --      $    --      $            $ 19,017
Total assets .................................      24,018      252,550      474,686      171,571      125,786     176,591
Total long-term debt,
  including current portion ..................       4,827      115,843      139,796      240,663      350,072      88,193
Total stockholders' equity (defcit)...........      10,651       98,091      238,963     (180,173)    (263,572)     42,255


(1)  Excludes depreciation and amortization and certain unallocated expenses.

(2)  Net of $13.6 million, $200,000 and $251,000 of capitalized costs related to the Company's expansion for the years 1995, 1996 and 1997, respectively.

(3)  Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was adopted by the Company in 1997. All periods presented have been restated to conform to the provisions of
     SFAS No. 128.

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

         The Company has undertaken a series of initiatives to increase revenues, including offering new products, improving food and beverage offerings and increasing utilization of FunCenters during weekdays and other off-peak times. Since initiating new marketing and advertising programs during the first quarter of 1998, the Company has experienced favorable comparable store sales compared to the same period in 1997. Further, per customer spending on food has increased significantly in those FunCenters offering Pizza Hut menu items since conversion.

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


Recent Developments

         The Company is currently implementing the Turnaround Plan, which consists of a number of cost-cutting and revenue enhancing initiatives, including an extensive FunCenter renovation program, a revamped marketing and promotional campaign and an enhanced hiring and training program for store managers. At May 31, 1998, the Company had renovated approximately 60% of the FunCenters, which enables such stores to offer new products that have been developed by the Company in conjunction with its entertainment and promotional partners. The Company has experienced significant delays and cost overruns in completing its renovation program.

         Comparable store revenues during the first quarter of 1998 were up 4%, as compared to a decline of 22% during the first quarter of 1997. During the first five months of 1998, comparable store revenues declined 0.7%, compared to a 16.8% decline in comparable store revenues in the first five months of 1997. This decline in comparable store revenues for the first five months of 1998 consisted of a 12.7% increase in general admission revenues, offset primarily by decreases in party and game revenues. During the first five months of 1998, 98 stores (48.5% of total stores) had increased comparable store revenues as compared to 13 stores (6.4% of total stores) in the 1997 period, and 167 stores (82.7% of total stores) had increased general admission revenue as compared to 13 stores (6.4% of total stores) in the 1997 period.

     In spite of improvements relative to the comparable period of the prior year, the Company's revenues in the first five months of 1998 were less than expected due to (i) construction delays in completing its FunCenter renovation program and related business disruptions, (ii) corresponding delays in launching certain marketing and promotional programs, (iii) unseasonably warm spring weather in many parts of the United States, which diminished demand for a variety of indoor entertainment activities and (iv) transitional staffing and training expenses associated with the introduction of new entertainment attractions at FunCenters.

     As a result of these factors, the Company expects to report negative comparable store sales and negative EBITDA (as defined herein) for the second quarter of 1998. The Company requires additional capital to continue funding its operations and implementing the Turnaround Plan. See "-- Liquidity and Capital Resources."

Results of Operations

Comparison of Years Ended December 31, 1997 and 1996

         Upon emergence from its Chapter 11 proceeding, the Company adopted Fresh Start Accounting. See "-- Fresh Start Reporting." Thus the Company's balance sheets and statements of income and cash flows after the Effective Date reflect a new reporting Company (the "Successor Company") and are not comparable to periods prior to the Effective Date (the "Predecessor Company").

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

         Reorganizing Costs. Reorganization Costs of $11.6 million (increase to income) and $21.3 million were (decrease to income) incurred by the Company during its reorganization under Chapter 11 for the years ended December 31, 1997 and 1996, respectively, including $6.2 million and $7.1 million incurred for professional fees in the 1997 and 1996 periods, respectively. Included in reorganization items for the year ended 1997 was an increase in net income of $24,829,000 which resulted from the difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities. See Note 4 to the Financial Statements. The remainder was primarily attributable to losses on asset disposals associated with the closing of FunCenters, the write-off of deferred financing costs on certain pre-petition indebtedness and expenses associated with the Plan of Reorganization.

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

         Cost of Goods Sold. Cost of goods sold was $34.3 million in 1996 and $50.2 million in 1995. Cost of goods sold as a percentage of revenues was 19% in 1996, unchanged from 1995.

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

         Selling, General and Administrative Expense. Selling, general and administrative expenses were $40.8 million in 1996, an increase of 30% from $58.2 million in 1995. Selling, general and administrative expenses as a percentage of revenue remained steady in 1996 and 1995 at 22%. The decrease of 30% in the amount of selling, general and administrative expenses in 1996 from 1995 reflects a reduction in corporate staff, the elimination of regional offices and a decrease in spending due to a reduction in the number of FunCenters.

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

         In connection with the Plan of Reorganization, substantially all of the Company's pre-petition debt facilities and other obligations to creditors were restructured, repaid or eliminated including certain pre-petition tax claims, the McDonald's Note and the McDonald's Rent Deferral Secured Notes. Upon emerging from Chapter 11, the Company issued (a) Units consisting of $85.0 million aggregate principal amount of Notes and Warrants and (b) $15.0 million of Convertible Preferred Stock. The net proceeds of the offerings of the Units and Convertible Preferred Stock totaled $93.8 million. Of that amount, the Company (i) repaid borrowings, claims and expenses incurred while under Chapter

11 of $45.5 million, (ii) purchased an aggregate of $21.6 million of securities, consisting of U.S. Treasury Securities, that were placed in escrow and pledged as security for scheduled interest payments on the Notes through August 1, 1999, and (iii) applied $26.7 million to finance capital expenditures, and provide for working capital and capital for other general corporate purposes.

         The Company holds for sale certain parcels of undeveloped land which secure the McDonald's Notes. To the extent such sales occur prior to the due date for debt services, the net proceeds for such sales would be available to be applied to such payments.

         During 1997 and 1996, the Company used cash of $27.8 million and $36.2 million, respectively, in operations before reorganizations items. These uses included losses from operations before interest, taxes, depreciation and amortization of $15.3 million in 1997 and $33.8 million in 1996, net interest and other expenses of $8.5 million in 1997 and $6.9 million in 1996 (excluding suspended interest on pre-petition indebtedness during bankruptcy), payment of $6.5 million in 1997 for plan administrative expenses, and other changes in working capital including approximately $5 million of payables and accruals in 1997 attributable to the Company's renovation program.

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program which, on a per store basis, was much broader in scope and costlier than originally planned, designed to broaden their entertainment offerings, upgrade their facilities and give them a "new look." During the first phase of this program, through March 31, 1998, the Company has renovated approximately 60% of its FunCenters, and expects, during the next phase, to complete renovations of an additional 15% of its FunCenters by the end of 1998. Through March 31, 1998, the Company also completed the conversion of approximately 80% of its FunCenters to permit the sale of Pizza Hut menu items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. The estimated costs for these renovations and advance purchases through March 31, 1998, were approximately $21 million and $3 million, respectively, of which approximately $15 million had been paid or accrued as of December 31, 1997. These costs exclude approximately $3 million of excess billings from general contractors which the Company intends to dispute. See Note 14 to the Consolidated Financial Statements. The Company estimates that the cost to complete the renovation of an additional 15% of its FunCenters, excluding advanced purchases referred to above, will be approximately $2 million.

         If the Company's renovation program is delayed or costs more than expected, or if results of operations do not improve sufficiently to generate positive cash flow from operations, later phases of the Company's renovation program would be delayed and the Company could require additional financing for working capital and to complete its renovation program. The cash necessary to complete the Company's capital expenditure program, fund operating losses, if any, and working capital has been provided by the Company's financing activities, including from the proceeds from the sale of Units and Convertible Preferred Stock, and equipment financing and is now also being provided under the Company's Senior Facility (as described below). Should operating cash flow of existing FunCenters increase to a level beyond that which is needed to maintain its operations, the Company also expects to use such cash to fund capital expenditures at existing FunCenters and to build new FunCenters. If operating cash flows do not so increase, or additional capital is not raised, it is unlikely that additional FunCenters beyond those anticipated to be renovated in 1998, will be renovated.

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

         The Company is also permitted under the Indenture to incur up to $5.0 million of new indebtedness under sale and leaseback transactions, capital lease obligations or purchase money obligations. If the Company were unable to generate sufficient operating funds to pay the interest on the Exchange Notes and to fund its other capital requirements, including current and future operating losses, if any, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms. If it becomes necessary for the Company to raise additional capital, the Company would be limited by the terms of the indenture with respect to the Exchange Notes to issuing additional equity. There can be no assurance that capital would be available from any of the sources permitted under such indenture.

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

         As a result of its reorganization under Chapter 11, the Company realized discharge of indebtedness income of $332,165,000. Although this income is not taxable to the Company for federal or state purposes due to the Company's insolvency, the Company's net operating loss carryforwards ("NOLs") are reduced by a corresponding amount. In addition, as a result of the reorganization, the Company is treated as having experience an "ownership change" under Internal Revenue Code Section 382. Accordingly, the Company's ability to offset income in each post-reorganization taxable year by its then remaining NOLs and certain built-in losses (including depreciation and amortization deductions of any portion of the Company's basis in assets with built-in-losses) is limited to an amount not to exceed the aggregate value of the Company's common stock immediately before the change in control (taking into account the increase in value resulting from the cancellation of creditors' claims under the Plan of Reorganization) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. At December 31, 1997, the Company's NOLs were approximately $178.0 million and the use of approximately $137.0 million of those NOLs was limited to approximately $4.0 million per year.

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

Impact of Year 2000

         The Company's computer programs were written using two digits rather than four to define the applicable year. As a result, they recognize a date using"00" as the year 1900 rather than the year 2000. If not changed by January 1, 2000, certain programs may not be able to function or there could be system failures.

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


               RISK FACTORS AFFECTING FUTURE OPERATING PERFORMANCE

Successful Execution of Turnaround Plan

         The Company is implementing a new business strategy, which consists of a number of cost-cutting and revenue enhancing initiatives. The Company is undertaking a significant renovation program at a majority of its FunCenter locations. Although the Company has not experienced any material delays to date, there is a risk that such renovations will not be completed in a timely manner and that such capital expenditures will exceed expected amounts. The implementation of the Company's business strategy will require successful repositioning of the Company's brand image with its target customers, which will depend in part upon successful marketing and promotional campaigns, as well as customer acceptance of the product changes. Finally, the success of the Company's strategy will depend upon its ability to attract and retain qualified FunCenter managers capable of implementing the Company's revised operating strategy.

         Prior to implementing the Turnaround Plan and commencing renovations, the Company experienced negative comparable store sales while operating in Chapter 11. If the Company is not successful in attracting additional customers and reversing this trend, it will not be able to fully implement its strategy without additional financing (which may not be available) and the improvement in the Company's results of operation would not materialize. If such strategy is not fully implemented, it is less likely that the trends of negative comparable store sales and/or earnings will be reversed, which in turn would have an adverse affect on the availability of cash and other financial resources necessary for the implementation of the Company's business strategy. Further, if the implementation of such strategy is not successful and the Company is unable to generate sufficient operating funds to pay the interest on the Notes and fund its other capital requirements, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms. If it becomes necessary for the Company to raise capital in addition to the amounts permitted to be raised by the Indenture, the Company would be limited by the terms of the Indenture to issuing additional equity which may not be available. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Limitation on Use of Net Operating Losses and Built-in Losses

         The Company was required to reduce its NOLs as a result of the cancellation of indebtedness pursuant to the confirmation of the Plan.

         At December 31, 1997, the Company's NOLs were approximately $178.0 million (after taking into account the reduction due to the cancellation of indebtedness). As a result of its reorganization under Chapter 11, the Company is treated as having experienced an ownership change under Internal Revenue Code
Section 382. Thus, the Company's ability to offset income in each post-reorganization taxable year by its remaining NOLs and built-in losses (including depreciation and amortization deductions of any portion of the Company's basis in assets with built-in losses) is limited to an amount not to exceed the aggregate value of the Company's common stock immediately before such change in control (taking into account in such calculation, however, any increase in value resulting from any surrender or cancellation of creditors' claims in connection with the Plan) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Based on this calculation, the Company's use of approximately $137.0 million of these NOLs is limited to approximately $4.0 million per year.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Certified Public Accountants for the years ended
    December 31, 1997 and 1996..............................................  24

Report of Independent Certified Public Accountants for the year ended
    December 31, 1995.......................................................  25

Consolidated Statements of Operations for the five month period ended December 31, 1997, the seven month period
    ended July 31, 1997, and the two years in the period
    ended December 31, 1996.................................................  26

Consolidated Balance Sheets as of December 31, 1997 and 1996................  27

Consolidated Statements of Cash Flows for the five month period ended December 31, 1997, the seven month period
    ended July 31, 1997, and the two years in the period
    ended December 31, 1996.................................................  28

Consolidated Statements of Equity (Deficit) for the five month period ended December 31, 1997, the seven month period
    ended July 31, 1997, and the two years in the period
    ended December 31, 1996.................................................  30

Notes to Consolidated Financial Statements..................................  31

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

The accompanying consolidated financial statements have been prepared assuming that Discovery Zone, Inc. will continue as a going concern. Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated April 3, 1998, the Successor Company, as discussed in the third paragraph of Note 15, has experienced continued operating losses and management believes that it will require additional capital to continue funding operations and meet its obligations as they come due. These conditions raise substantial doubt about the Successor Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the third paragraph of Note 15. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     /s/ ERNST & YOUNG LLP
West Palm Beach, Florida
April 3, 1998, except for
  the third paragraph of Note 15,
  as to which the date is June 22, 1998

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

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 10 and 16 (Note references are to previously issued December 31, 1995 financial statements) to the financial statements, the Company has suffered increasing operating cash flow losses, is in default of certain indebtedness and has on March 25, 1995 filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These events and circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16 (Note reference is to previously issued December 31, 1995 financial statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PRICE WATERHOUSE LLP

Miami, Florida
April 13, 1996

                              DISCOVERY ZONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                       Successor                       Predecessor
                                                        Company                          Company
                                                   ---------------------------------------------------------------------
                                                      Five Months
                                                         Ended        Seven Months
                                                     December 31,    Ended July 31,    Year Ended         Year Ended
                                                         1997             1997      December 31, 1996 December 31, 1995
                                                   -------------------------------- ----------------- ------------------
REVENUE:
  Company location sales .......................      $  48,485       $  82,537          $ 181,699       $ 257,839
  Franchise related revenue ....................           --              --                   26           1,651
                                                      ---------       ---------          ---------       ---------
    Total revenue ..............................         48,485          82,537            181,725         259,490
COST OF GOODS SOLD .............................          7,311          14,136             34,276          50,227
STORE OPERATING EXPENSE ........................         44,189          60,192            140,486         185,587
 SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE ......................................         10,244          10,235             40,779          58,201
DEPRECIATION AND AMORTIZATION ..................          9,314          11,920             21,876          31,972
OTHER CHARGES ..................................           --              --                 --           360,803
RESTRUCTURING CHARGES ..........................           --              --                 --            11,357
                                                      ---------       ---------          ---------       ---------
OPERATING LOSS .................................        (22,573)        (13,946)           (55,692)       (438,657)
OTHER INCOME (EXPENSE):
  Interest expense (Note 1) ....................         (6,076)         (3,249)            (6,277)        (12,226)
  Interest income ..............................          1,010              86               --               323
  Minority interest ............................           --              --                 --             5,162
    Other, net .................................           (327)             73               (580)            153
                                                      ---------       ---------          ---------       ---------
       Total other expense, net ................         (5,393)         (3,090)            (6,857)         (6,588)
                                                      ---------       ---------          ---------       ---------

LOSS BEFORE REORGANIZATION ITEMS,
    INCOME TAX PROVISION, AND
    EXTRAORDINARY ITEM .........................        (27,966)        (17,036)           (62,549)       (445,245)

REORGANIZATION ITEMS:
    Professional fees ..........................           --            (6,164)            (7,076)           --
    Loss on asset disposals ....................           --              --               (8,867)           --
    Unallocated reorganization value ...........           --            24,829               --              --
    Other, net .................................           --            (7,082)            (5,342)           --
                                                      ---------       ---------          ---------       ---------
       Total reorganization items ..............           --            11,583            (21,285)           --
                                                      ---------       ---------          ---------       ---------

LOSS BEFORE INCOME TAX PROVISION
    AND EXTRAORDINARY ITEM .....................        (27,966)         (5,453)           (83,834)       (445,245)
INCOME TAX PROVISION ...........................           --              --                 --             4,000
                                                      ---------       ---------          ---------       ---------

LOSS BEFORE EXTRAORDINARY ITEM .................        (27,966)         (5,453)           (83,834)       (449,245)

EXTRAORDINARY ITEM-GAIN ON
    DISCHARGE OF DEBT ..........................           --           332,165               --              --
                                                      ---------       ---------          ---------       ---------
NET INCOME (LOSS) ..............................        (27,966)        326,712            (83,834)       (449,245)
ACCRETION OF CONVERTIBLE
    REDEEMABLE PREFERRED
    STOCK TO REDEMPTION VALUE ..................            (97)           --                 --              --
                                                      ---------       ---------          ---------       ---------
NET INCOME (LOSS) APPLICABLE TO
    COMMON SHAREHOLDERS ........................      $ (28,063)      $ 326,712          $ (83,834)      $(449,245)
                                                      =========       =========          =========       =========
    Per common share-- basic and diluted:
    Loss before extraordinary item .............      $   (7.02)      $   (0.09)         $   (1.45)      $   (8.30)
    Extraordinary item-gain on discharge of debt           --              5.75               --              --
                                                      ---------       ---------          ---------       ---------
    Net income (loss) ..........................      $   (7.02)      $    5.66          $   (1.45)      $   (8.30)
                                                      =========       =========          =========       =========

Weighted average number of common
    shares outstanding .........................          4,000          57,705             57,691          54,139
                                                      =========       =========          =========       =========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                       Successor                 Predecessor
                                                                        Company                    Company
                                                                 ----------------------     ----------------------
                                                                   December 31, 1997          December 31, 1996
                                                                 ----------------------     ----------------------
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................   $   8,607                      $   3,326
  Restricted cash and investments ..............................      13,036                           --
  Receivables, net .............................................         750                          1,338
  Inventories ..................................................       1,739                          2,038
  Prepaid expenses .............................................       2,289                          1,085
  Current deposits .............................................       2,804                          1,699
                                                                   ---------                     ----------
      TOTAL CURRENT ASSETS .....................................      29,225                          9,486
RESTRICTED CASH AND INVESTMENTS ................................       5,981                           --
PROPERTY AND EQUIPMENT, net  (Note 3) ..........................     131,352                        110,381
LAND HELD FOR SALE .............................................       3,635                          3,635
OTHER ASSETS, net ..............................................       6,398                          2,284
                                                                   ---------                     ----------
      TOTAL ASSETS .............................................   $ 176,591                      $ 125,786
                                                                   =========                      =========

                   LIABILITIES & EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
  CURRENT LIABILITIES:
  Accounts payable .............................................   $  13,657                      $   7,518
  Accrued liabilities ..........................................       9,049                          7,780
  Due to affiliate .............................................        --                              903
  Accrued interest .............................................       2,371                            637
  Current portion of long-term debt ............................       1,102                           --
  Debtor-in-possession credit facility .........................        --                           22,448
                                                                   ---------                     ----------
      TOTAL CURRENT LIABILITIES ................................      26,179                         39,286
  LONG-TERM DEBT ...............................................      87,091                          4,666
  OTHER LONG-TERM LIABILITIES ..................................       7,169                            498
LIABILITIES SUBJECT TO COMPROMISE ..............................        --                          344,908
SERIES A CONVERTIBLE PREFERRED STOCK-- 1,000 shares
  authorized, 1,000 shares issued and outstanding, redemption
  value of $15,000 .............................................      13,897                           --
COMMITMENTS AND CONTINGENCIES
NON-REDEEMABLE PREFERRED STOCK, COMMON
  STOCK AND OTHER EQUITY (DEFICIT):
  Preferred stock (Predecessor Company) -- $.01 par value;
      10,000,000 shares authorized, no shares outstanding ......        --                             --
  Common stock (Predecessor Company)-- $.01 par value; .........        --
      100,000,000 shares authorized, 57,705,470 shares issued
      57,645,925 shares outstanding at December 31, 1996 .......        --                              577
  Common stock (Successor Company)-- $.01 par value;
      10,000,000 shares authorized, 4,000,000 shares issued and
      outstanding at December 31, 1997 .........................          40                           --
  Treasury stock (Predecessor Company)-- 59,545 shares at cost .        --                             (588)
  Additional paid-in capital ...................................      70,063                        291,925
  Cumulative translation adjustment ............................         118                             62
  Accumulated deficit ..........................................     (27,966)                      (555,548)
                                                                   ---------                     ----------
      TOTAL NON-REDEEMABLE PREFERRED STOCK,
         COMMON STOCK AND OTHER EQUITY
         (DEFICIT) .............................................      42,255                       (263,572)
                                                                   ---------                     ----------
      TOTAL LIABILITIES AND EQUITY (DEFICIT) ...................   $ 176,591                      $ 125,786
                                                                   =========                      =========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                              Successor                            Predecessor
                                                               Company                               Company
                                                          -----------------  ------------------------------------------------------
                                                             Five Months       Seven Months
                                                                Ended              Ended           Year Ended         Year Ended
                                                          December 31, 1997    July 31, 1997    December 31, 1996  December 31, 1995
                                                          -----------------  -----------------  -----------------  ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss) ....................................         $ (27,966)        $ 326,712          $ (83,834)         $(449,245)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities before reorganization
  items:
     Reorganization items ............................              --             (11,583)            21,285               --
     Plan administrative payments ....................            (5,391)           (1,109)              --                 --
     Extraordinary item-gain on discharge of debt ....              --            (332,165)              --                 --
     Depreciation and amortization ...................             9,314            11,920             21,876             31,972
     Amortization of debt discount and other
        noncash interest charges .....................               398              --                1,383              5,863
     Provision for bad debts .........................              --                --                1,093              2,149
     Other charges ...................................              --                --                 --              360,803
     Restructuring costs .............................              --                --                 --               11,357
     Provision for deferred taxes ....................              --                --                 --                4,000
     Loss on asset disposals .........................                                --                1,010               --
  Changes in operating assets and liabilities, net of
     effects from purchase transactions:
     Receivables .....................................               (42)              630               (831)             6,463
     Inventories .....................................              (425)              724              1,998                254
     Prepaid expenses and current assets .............            (1,825)             (484)            (3,757)            (3,830)
     Accounts payable ................................             4,779               814              8,792            (17,703)
     Accrued liabilities .............................               812            (3,182)            (5,193)            (9,954)
     Other ...........................................               375              (108)              --               (1,232)
                                                               ---------         ---------          ---------          ---------
Net cash used in operating activities before
  reorganization items ...............................           (19,971)           (7,831)           (36,178)           (59,103)
Reorganization items .................................              --              11,583            (21,285)              --
Adjustments to reconcile reorganization items to
  cash provided by (used in) reorganization items:
  Unallocated reorganization value ...................              --             (24,829)               --                 --
  Loss on asset disposals ............................              --                --                8,867               --
  Write-off of deferred debt items ...................              --                --                4,340               --
  Accrued reorganization expenses ....................            (2,486)           10,118              2,615               --
  Proceeds from sale of property and equipment .......              --                --                1,753               --
                                                               ---------         ---------          ---------          ---------
Net cash provided by (used in) reorganization items ..            (2,486)           (3,128)             3,710               --
                                                               ---------         ---------          ---------          ---------
Net cash used in operating activities after
  reorganization items ...............................           (22,457)          (10,959)           (39,888)           (59,103)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash used in acquisitions and investments, net .......              --                --                 --               (5,300)
Expenditures for intangible and other assets, net ....              --                --                 --               (4,344)
Minority interest in subsidiaries ....................              --                --                 --               (3,186)
Purchases of property and equipment ..................           (10,642)             (567)            (2,672)           (51,732)
Proceeds from sale of property and equipment .........              --                  99              6,477               --
                                                               ---------         ---------          ---------          ---------
Net cash provided by (used in) investing activities ..           (10,642)             (468)             3,805            (64,562)



                                                          Continued on next page

                              DISCOVERY ZONE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)

                                                         Successor                            Predecessor
                                                          Company                               Company
                                                     -----------------  --------------------------------------------------------
                                                        Five Months       Seven Months
                                                           Ended              Ended           Year Ended         Year Ended
                                                     December 31, 1997    July 31, 1997    December 31, 1996  December 31, 1995
                                                     -----------------  -----------------  -----------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Purchase of treasury stock ....................         $    --            $    --            $    --            $    (511)
Proceeds from issuance of long-term obligations              --                 --                 --              626,200
Repayment of long-term obligations ............              --                 --                 --             (544,411)
Net proceeds from debtor-in-possession credit
  facilities ..................................              --                 --               22,448               --
Net repayment of debtor-in-possession credit
  facilities ..................................              --              (22,448)              --                 --
Proceeds from Senior Secured Notes
  with Warrants ...............................              --               85,000               --                 --
Proceeds from Redeemable Convertible
  Preferred Stock .............................              --               15,000               --                 --
Payment of financing costs ....................            (1,800)            (4,569)              --                 --
Escrow of restricted cash .....................              --              (21,608)              --                 --
Proceeds from short-term borrowings ...........               276                276              7,500               --
Repayment of short-term borrowings ............              (162)              (158)            (7,500)              --
Advances from Birch Holdings LLC ..............              --                2,500               --                 --
Repayment of advances from Birch
  Holdings, LLC ...............................              --               (2,500)              --                 --
Advances from affiliate, net ..................              --                 --               10,730             11,028
Proceeds from the exercise of options
  and warrants ................................              --                 --                  282             29,423
                                                        ---------          ---------          ---------          ---------
Net cash provided by (used in) financing
  activities ..................................            (1,686)            51,493             33,460            121,729
                                                        ---------          ---------          ---------          ---------
Net increase (decrease) in cash and cash
  equivalents .................................           (34,785)            40,066             (2,623)            (1,936)
Cash and cash equivalents, beginning of period             43,392              3,326              5,949              7,885
                                                        ---------          ---------          ---------          ---------
Cash and cash equivalents, end of period ......         $   8,607          $  43,392          $   3,326          $   5,949
                                                        =========          =========          =========          =========

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for interest ........................         $   3,194          $   3,340          $     844          $   3,021
                                                        =========          =========          =========          =========
Cash paid for professional fees in connection
  with Chapter 11 Proceedings..................         $   1,331          $   3,128          $   5,461          $    --
                                                        =========          =========          =========          =========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                   CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                        (In thousands, except share data)



                                                              Common                          Treasury
                                                      -------------------------      ------------------------
                                                                                                                     Additional
                                                                                                                       Paid-in
                                                       Shares          Amount         Shares           Amount          Capital
                                                       ------          ------         ------           ------        --------
Balance at December 31, 1994 ...................     48,723,115     $      487          (5,058)     $      (77)     $  260,282
Stock issued in acquisitions ...................        200,000              2            --              --             1,311
  Stock issued on exercise of nonqualified
      stock options ............................      1,377,855             14            --              --             3,387
  Stock issued on exercise of warrants .........      7,234,500             72            --              --            26,566
  Treasury shares acquired .....................           --             --           (54,487)           (511)           --
  Cumulative translation adjustment ............           --             --              --              --              --
  Net loss .....................................           --             --              --              --              --
                                                     ----------     ----------      ----------      ----------      ----------
Balance at December 31, 1995 ...................     57,535,470            575         (59,545)           (588)        291,546
  Stock issued on exercise of nonqualified
     stock options .............................        170,000              2            --              --               280
  Cumulative translation adjustment ............           --             --              --              --              --
  Net loss .....................................           --             --              --              --              --
                                                     ----------     ----------      ----------      ----------      ----------
Balance at December 31, 1996 ...................     57,705,470            577         (59,545)           (588)        291,826
  Cumulative translation adjustment ............           --             --              --              --              --
  Cancellation of old common shares and
      elimination of existing stockholders' ....     57,705,470)          (577)         59,545             588        (228,716)
      equity upon emergence from
      bankruptcy
  Issuance of new common shares ................      4,000,000             40            --              --              --
   Record value of warrants issued in
      connection with exit financing ...........           --             --              --              --             7,050
   Net income ..................................           --             --              --              --              --
                                                     ----------     ----------      ----------      ----------      ----------
Balance at July 31, 1997 .......................      4,000,000             40            --              --            70,160
   Accretion of convertible redeemable preferred           --             --              --              --               (97)
         stock to redemption value
   Cumulative translation adjustment ...........           --             --              --              --              --
   Net loss ....................................           --             --              --              --              --
                                                     ----------     ----------      ----------      ----------      ----------
Balance at December 31, 1997 ...................      4,000,000     $       40            --        $     --        $   70,063
                                                     ==========     ==========      ==========      ==========      ==========


                                                                               Retained          Cumulative      Total
                                                                               Earnings         Translation      Equity
                                                                             (Accumulated        Adjustment    (Deficit)
                                                                  Warrants      Deficit)
                                                                  --------      --------       -------------  ----------
Balance at December 31, 1994 ...............................     $     715      $ (22,469)     $      25      $ 238,963
  Stock issued in acquisitions .............................          --             --             --            1,313
  Stock issued on exercise of nonqualified
      stock options ........................................          --             --             --            3,401
  Stock issued on exercise of warrants .....................          (616)          --             --           26,022
  Treasury shares acquired .................................          --             --             --             (511)
  Cumulative translation adjustment ........................          --             --             (116)          (116)
  Net loss .................................................          --         (449,245)          --         (449,245)
                                                                 ---------      ---------      ---------      ---------
Balance at December 31, 1995 ...............................            99       (471,714)           (91)      (180,173)
  Stock issued on exercise of nonqualified
     stock options .........................................          --             --             --              282
  Cumulative translation adjustment ........................          --             --              153            153
  Net loss .................................................          --          (83,834)          --          (83,834)
                                                                 ---------      ---------      ---------      ---------
Balance at December 31, 1996 ...............................            99       (555,548)            62       (263,572)
  Cumulative translation adjustment ........................          --             --              (30)           (30)
  Cancellation of old common shares and
      elimination of existing stockholders' ................           (99)       228,836            (32)          --
      equity upon emergence from
      bankruptcy
  Issuance of new common shares ............................          --             --             --               40
   Record value of warrants issued in
      connection with exit financing .......................          --             --             --            7,050

   Net income ..............................................          --          326,712           --          326,712
                                                                 ---------      ---------      ---------      ---------
Balance at July 31, 1997 ...................................          --             --             --           70,200
   Accretion of convertible redeemable preferred ...........          --             --             --              (97)
         stock to redemption value
   Cumulative translation adjustment .......................          --             --              118            118
   Net loss ................................................          --          (27,966)          --          (27,966)
                                                                 ---------      ---------      ---------      ---------
Balance at December 31, 1997 ...............................     $    --        $ (27,966)     $     118      $  42,255
                                                                 =========      =========      =========      =========


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

         Discovery Zone, Inc. and its nineteen domestic subsidiaries (collectively, the "Group") emerged from bankruptcy on July 29, 1997. The Group had originally filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on March 25, 1996 (the "Petition Date"). While under Chapter 11, certain claims against the Group at the Petition Date were stayed while the Company continued its operations as a Debtor-in-Possession. These claims are reflected in the Company's consolidated balance sheet as Liabilities Subject to Compromise as of December 31, 1996. On July 18, 1997, the Bankruptcy Court approved the Company's Joint Plan of Reorganization with Birch Holdings LLC ("Birch"), an affiliate of Wellspring Associates, LLC ("Wellspring") which became effective on July 29, 1997 (the "Effective Date" or "Emergence Date").

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

         The Plan provided for (i) the payment in full of certain administrative claims against the Company (those claims which arose after the Petition Date),
(ii) conversion of substantially all of the Company's liabilities subject to compromise (excluding taxes payable, lease assumption payments and certain other prepetition liabilities permitted under the Plan) to equity interests in the Company and, (iii) cancellation of all of the prepetition equity interests in the

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)      JOINT PLAN OF REORGANIZATION AND EXIT FINANCING (Continued)

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

         Subject to the Company's ability to generate positive cash flow from operations, and availability of funds under the Company's Senior Secured Credit Facility (See Note 15), the Company believes that its existing capital resources will provide sufficient funds during 1998 to finance the Company's operations in the ordinary course and to fund its debt service requirements and the initial phase of its renovation program and other capital expenditures. However, if the Company continues to generate negative operating cash flow, less capital will be available for its renovation program, which may, in turn, adversely impact implementation of the Company's business strategy and thus, future operating results. In the event that the results of its business strategy are not sufficient for the Company to generate positive cash flow from operations, or take longer than expected to realize, or if the Company's renovation program is delayed or costs more than expected, the Company is likely to need additional financing for debt service, working capital and later phases of the renovation program. (See Note 15)


(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash  Equivalents

         The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventories

         Inventories, consisting primarily of facility operating supplies, food and apparel items, are valued at lower of the cost (first in, first out) or market.

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


                                                                                           Successor       Predecessor
                                                                                             Company          Company
                                                                                        --------------  -----------------
                                                                      Life in Years            1997             1996
                                                                   -------------------  --------------  -----------------
Land..........................................................          --             $         8,164   $          8,164
Building and improvements.....................................         20-40                     8,811              9,190
Equipment, furniture and fixtures.............................         3-12                     51,318             74,533
Leasehold improvements........................................         1-14                     29,563             42,094
Computer equipment and software...............................          3-5                      3,778              7,705
Unallocated reorganization value (Note 4).....................                                  24,829                 --
Construction in progress......................................                                  14,203                 --
                                                                                       ----------------  ----------------
                                                                                               140,666            141,686
Less accumulated depreciation and amortization................                                  (9,314)           (31,305)
                                                                                       ---------------   ----------------

Property and equipment, net...................................                         $       131,352   $       110,381
                                                                                       ===============   ===============

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

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accrued Liabilities

         Accrued liabilities included in current liabilities at December 31, 1997 and 1996 consists of the following (in thousands):

                                                         Successor       Predecessor
                                                          Company          Company
                                                      --------------  ----------------
                                                           1997             1996
                                                      --------------  ----------------
Accrued bankruptcy administrative claims and
     reorganization costs........................    $         4,180  $             --
Accrued payroll and employee benefits............              1,961               851
Other............................................              2,908             6,929
                                                       -------------  ----------------
Total............................................    $         9,049  $          7,780
                                                     ===============  ================


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

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Convertible Redeemable Preferred Stock

         Convertible Redeemable Preferred Stock (see Note 2) is carried at the net consideration to the Company at time of issuance (fair value), increased by periodic accretion to redemption value using the interest method. Redemption accretion is effected by charges against retained earnings, or, in the absence of retained earnings, paid-in capital.

Advertising Expense

         The Company expenses costs of advertisements at the time the advertisements are first shown or published. Advertising expense for the years ended December 31, 1997 and 1996 was approximately $7,116,000 and $18,095,000, respectively.

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      FRESH START REPORTING (Continued)

         Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of SOP 90-7. Although the Emergence Date was July 29, 1997, the Company has recorded the effects of fresh start reporting as of July 31, 1997. In accordance with SOP 90-7, assets and liabilities have been restated as of July 31, 1997 to reflect the reorganization value of the Company, which approximates their fair value at the Emergence Date. In addition, the accumulated deficit of the Company through the Emergence Date has been eliminated and the debt and capital structure of the Company has been recast pursuant to the provisions of the Plan. Thus, the balance sheet as of December 31, 1997 reflects a new reporting entity (the "Successor Company") and is not comparable to prior periods (the "Predecessor Company"). Furthermore, the accompanying consolidated statements of operations and cash flows of the Predecessor Company reflect operations prior to the Emergence Date and the effect of adopting fresh start reporting and are thus not comparable with the results of operations and cash flows of the Successor Company.

         The reorganization value of the Company's common equity of approximately $70,200,000 was determined by the Company with the assistance of financial advisors. These advisors (1) reviewed certain historical information for recent years and interim periods; (2) reviewed certain internal financial and operating data including financial projections; (3) met with senior management to discuss operations and future prospects; (4) reviewed publicly available financial data and considered the market values of public companies deemed generally comparable to the operating business of the Company; (5) considered certain economic and industry information relevant to the operating business; (6) reviewed on five year forecast prepared by the Company; and, (7) conducted such other analysis as appropriate. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the Effective Date. In developing this valuation estimate the advisors, using rates of 30% to 35%, discounted the Company's five year forecasted free cash flows and an estimate of sales proceeds assuming the Company would be sold at the end of the five year period within a range of comparable Company multiples.

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

         The effects of the Plan, the Exit Financing, and fresh start reporting on the Company's condensed consolidated balance sheet at July 31, 1997 are as follows (in thousands):

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      FRESH START REPORTING (Continued)


                                                          Pre-           Discharge        Exit        Fresh Start      Reorganized
                                                       Emergence             of        Financing      Adjustments       Balance
                                                      Balance Sheet      Debt (1)          (2)             (3)            Sheet
                                                    -----------------  -------------   -----------   -------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.....................  $          2,678   $    (33,811)   $   74,525    $           --   $       43,392
    Restricted cash and investments...............               134              --       10,414                --           10,548
    Receivables, net..............................               708              --            --               --              708
    Inventories...................................             1,314              --            --               --            1,314
    Prepaid expenses and other current assets.....             3,140              --         (569)              697            3,268
                                                    ----------------   -------------   ----------    ---------------  --------------
         TOTAL CURRENT ASSETS.....................             7,974        (33,811)       84,370               697           59,230
RESTRICTED CASH AND INVESTMENTS...................                --             --        11,060                --           11,060
PROPERTY AND EQUIPMENT, net.......................            98,929             --            --            24,829          123,758
LAND HELD FOR SALE................................             3,635             --            --                --            3,635
OTHER ASSETS, net.................................             2,468            443         5,000            (1,592)           6,319
                                                    -----------------  -------------   -----------   ---------------  --------------
         TOTAL ASSETS.............................  $        113,006   $    (33,368)     $100,430    $       23,934    $     204,002
                                                    =================  =============   ===========   ===============  ==============

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE:
    CURRENT LIABILITIES:
        Accounts payable..........................  $          7,119   $         --    $       --    $           --    $       7,119
        Accrued liabilities.......................            10,506           (925)        1,630             8,341           19,552
        Debtor-in-possession credit facility......            30,895        (30,895)           --                --               --
                                                    -----------------  -------------   -----------   --------------   --------------
             TOTAL CURRENT LIABILITIES............            48,520        (31,820)        1,630             8,341           26,671
    LONG-TERM DEBT................................             4,682          5,000        77,950                --           87,632
    OTHER LONG-TERM LIABILITIES...................             (813)             --            --             6,512            5,699
LIABILITIES SUBJECT TO COMPROMISE.................           344,070       (338,713)           --            (5,357)              --
CONVERTIBLE REDEEMABLE
    PREFERRED STOCK...............................                --              --       13,800                --           13,800
COMMON STOCK AND OTHER EQUITY
    (DEFICIT):
    Common stock (Predecessor Company)............               577              --           --              (577)              --
    Common stock (Successor Company)..............                --              --           --                40               40
    Treasury stock (Predecessor Company)..........              (588)             --           --               588               --
    Additional paid-in capital....................           291,925              --        7,050          (228,815)          70,160
    Cumulative translation adjustment.............                32              --           --               (32)              --
    Accumulated deficit...........................          (575,399)       332,165            --           243,234               --
                                                    -----------------  -------------   -----------   ---------------   -------------
TOTAL COMMON STOCK AND OTHER
    EQUITY (DEFICIT)..............................          (283,453)       332,165         7,050            14,438           70,200
                                                    -----------------  -------------   -----------   ---------------   -------------
TOTAL LIABILITIES AND EQUITY                        $        113,006   $   (33,368)    $  100,430    $       23,934   $      204,002
    (DEFICIT).....................................  =================  ============    ==========    ===============  ==============


                                                                                           (footnotes on next page)

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)      FRESH START REPORTING (Continued)

----------

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

         By Order dated October 25, 1996, the Group obtained authority from the Bankruptcy Court to enter into a Replacement Revolving Credit Agreement (the "Replacement Credit Agreement"), among Discovery Zone Inc., as borrower, the other members of the Group, as guarantors, and Perry Partners, as lender. Under the Replacement Credit Agreement, Perry Partners agreed to lend Discovery Zone up to the aggregate principal amount of $25,000,000, inclusive of a $7,000,000 subfacility for the issuance of letters of credit. Perry Partners was granted
(i) superpriority administrative expense claim status over administrative expenses of the Group, (ii) first priority liens on and security interests in all of the Group's owned or subsequently acquired unencumbered assets, (iii) liens on and security interests

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)      DEBTOR-IN-POSSESSION CREDIT FACILITIES (Continued)

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

         At December 31, 1996, the Company had outstanding borrowings under the Replacement Credit Facility of $22,448,000, bearing interest at prime plus 3.5% (11.75% at December 31, 1996) payable monthly. The Replacement Credit Facility also required payment of certain fees as defined in the agreement plus an amount to be determined such that Perry Partners earned an internal rate of return, determined on an annualized basis, of 21% on all borrowings (which return took into account all interest and fees). This additional interest of approximately $364,000 over fees and interest accrued at the stated rate was included as a post petition liability at December 31, 1996, and was due and payable upon repayment of the loan.

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

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)      LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996 consists of the following (in thousands):

                                                          Successor      Predecessor
                                                           Company         Company
                                                          ---------------------------
                                                            1997            1996
                                                          ---------------------------
13.5% Senior Secured Notes due 2002, net of unamortized
     discount of $6,652 (1) ...........................     $ 78,348      $   --
Secured Rejection Note (2) ............................        4,416         4,666
Secured Rent Deferral Notes (2) .......................          429          --
Prepetition tax claims (3) ............................        5,000          --
                                                            --------      --------
                                                              88,193         4,666
Less current portion ..................................       (1,102)         --
                                                            --------      --------
Long-term debt ........................................     $ 87,091      $  4,666
                                                            ========      ========

         At December 31, 1997, maturities of the Company's long-term debt are as follows: $1,102,000 in 1998; $1,663,000 in 1999; $1,663,000 in 2000; $1,663,000
in 2001; $86,708,000 in 2002; and $2,046,000 thereafter.
-----------

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

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)      LONG-TERM DEBT (Continued)

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

(7)      LIABILITIES SUBJECT TO COMPROMISE

         Under the Bankruptcy Code, certain claims against the Company arising prior to the Petition Date were stayed. These prepetition claims were compromised under the Plan (See Note 2). At December 31, 1996, these prepetition liabilities were separately classified in the consolidated balance sheet as liabilities subject to compromise and included the following (in thousands):

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)      LIABILITIES SUBJECT TO COMPROMISE (Continued)




         Accounts payable.....................................   $     27,213
         Accrued liabilities..................................         27,446
         Lease rejection claims...............................         18,767
         Note payable to affiliate (See Note 8)...............         13,215
         Other amounts payable to affiliate (See Note 9)......         22,724
         Priority tax claims (See Note 6).....................          5,000
         Payable under credit agreement with banks............        101,900
         Subordinated convertible debt........................        128,643
                                                                 ------------
         Total liabilities subject to compromise..............   $    344,908
                                                                 ============

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

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)      LIABILITIES SUBJECT TO COMPROMISE (Continued)

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

         The Company's consolidated results of operations for the year ended December 31, 1995 prepared on an unaudited pro forma basis assuming businesses acquired and accounted for as purchases in 1995 had occurred as of January 1, 1995 are as follows:


         Revenues as reported.....................................$    259,490
         Revenue of purchased businesses for the period prior to
           acquisition, net of eliminations.......................       3,170
                                                                  ------------
         Pro forma revenue........................................$    262,660
                                                                  ============
         Net loss as reported.....................................   (449,245)
         Net loss of purchased businesses for period prior to
           acquisition............................................       (238)
         Adjustment for interest and goodwill amortization........       (494)
                                                                  ------------
         Pro forma loss...........................................$  (449,977)
                                                                  ============
         Loss per share as reported-- basic and diluted...........$     (8.30)
         Effect of purchased businesses prior to acquisition......      (0.01)
                                                                  ------------
         Pro forma loss per share-- basic and diluted.............$     (8.31)
                                                                  ============

                              DISCOVERY ZONE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)      BUSINESS COMBINATIONS, SALES AND DISPOSALS (Continued)

         Business acquisitions and investments during the year ended December 31, 1995 which included the use of cash were accounted for as follows:



         Property and equipment................................   $     1,276
         Intangibles...........................................        31,657
         Other assets..........................................            16
         Working capital deficiency, excluding cash acquired...         (956)
         Long-term obligations.................................      (13,215)
         Other noncurrent liabilities..........................      (13,478)
                                                                  -----------
                                                                  $     5,300
                                                                  ===========

         Business acquisitions during the year ended December 31, 1995 which involved the issuance of the Company's common stock, $.01 par value were accounted for as follows:




         Intangibles...............................................$     1,313
                                                                   ===========
         Common stock issuance allocated to:
         Common stock..............................................$         2
         Additional paid-in capital................................      1,311
                                                                   -----------
                                                                   $     1,313
                                                                   ============

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

         On May 24, 1995 (the "MSA Effective Date"), a Management Services Agreement ("MSA") between the Company and Viacom became effective, providing for the services of Viacom's division, Blockbuster Entertainment Group ("Blockbuster"), in connection with the overall coordination and supervision of the business of the Company and the day-to-day operations and business affairs of the Company. Responsibility for management of the Company beyond the scope of Viacom's services under the MSA was placed with a Special Committee of the Board of Directors of the

                               DISCOVERY ZONE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)      RELATED PARTY TRANSACTIONS (Continued)

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

         In summary, at December 31, 1996 the Company had a prepetition amount due to Blockbuster/Viacom, excluding the principal amount of the BFF Note, for approximately $22,724,000, relating to $5,662,000 in reimbursements for construction and other costs of certain subsidiaries of Blockbuster previously incurred by Blockbuster, $6,998,000 in other operating costs paid by Blockbuster on behalf of the Company, $7,527,000 in repayment of debt and accrued interest thereon paid by Viacom on behalf of the Company, accrued interest of $748,000 on the BFF Note and $1,789,000 due Blockbuster under the MSA. Viacom's ability to receive such amounts was subject to the Group's bankruptcy proceedings. Accordingly, these amounts were included in liabilities subject to compromise and the Company's consolidated balance sheet at December 31, 1996.

                               DISCOVERY ZONE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)      RELATED PARTY TRANSACTIONS (Continued)

         In 1996, the Company incurred $3,724,000 of other obligations to Blockbuster under the MSA including obligations to reimburse Blockbuster for insurance and other costs on behalf of the Company, of which $1,424,000 was incurred and $521,000 was paid after March 25,1996.

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

(10)     INCOME TAXES

         The federal statutory tax rate is reconciled to the Company's effective tax rate for the noted periods as follows:

                              DISCOVERY ZONE, INC.
                  NOTES TO CONSOLIDATED STATEMENTS (Continued)

(10)      INCOME TAXES (Continued)



                                            Successor                                 Predecessor
                                             Company                                     Company
                                       -------------------     -----------------------------------------------------------
                                           Five Months          Seven Months             Year                 Year
                                              Ended                 Ended                Ended               Ended
                                        December 31, 1997       July 31, 1997      December 31, 1996    December 31, 1995
                                       -------------------     ---------------   --------------------  -------------------
Federal statutory rate (benefit)....               (34.0)%             (34.0)%                (34.0)%              (34.0)%
Change in valuation allowance.......                34.0 %              34.0 %                 34.0 %               35.0 %
                                       -------------------     ---------------   --------------------  -------------------
Effective tax rate..................                  --                  --                     --                  1.0 %
                                       ===================     ===============   ====================  ===================

         Income tax provision for the following periods consists of (in thousands):


                                            Successor                                  Predecessor
                                             Company                                     Company
                                       -------------------     -----------------------------------------------------------
                                           Five Months          Seven Months             Year                 Year
                                              Ended                 Ended                Ended               Ended
                                        December 31, 1997       July 31, 1997     December 31, 1996     December 31, 1995
                                       -------------------     ---------------   --------------------  -------------------
Current.............................   $              --       $          --     $               --    $              --
Deferred............................                  --                  --                     --                4,000
                                       -------------------     ---------------   --------------------  -------------------
                                       $              --       $          --     $               --    $           4,000
                                       ===================     ===============   ====================  ===================

         The primary components that comprise the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows (in thousands):


                                                                            Successor         Predecessor
                                                                             Company            Company
                                                                              1997               1996
                                                                         ---------------   -----------------
Net operating loss carryforwards.......................................  $       66,000    $        170,000
Difference between book and tax bases of acquired net assets...........          12,000              18,500
Noncurrent asset reevaluations.........................................          85,000              86,500
Other assets...........................................................          10,000               6,000
Other liabilities......................................................         (16,000)            (19,500)
                                                                         ---------------   -----------------
Net deferred tax asset before valuation allowance......................         157,000             261,500
Valuation allowance....................................................        (157,000)           (261,500)
                                                                         ---------------   -----------------
Net deferred tax asset.................................................  $          --     $            --
                                                                         ===============   =================

         The valuation allowance totaled approximately $209,000,000 at December 31, 1995. The valuation allowance increased approximately $52,500,000 and $164,800,000 in 1996 and 1995, respectively, and decreased approximately $104,500,000 in 1997 due to a reduction in net operating loss carryovers related to the cancellation of indebtedness of the Company upon emergence from bankruptcy. The Company has net operating loss carryforwards for federal tax purposes totaling approximately $178,000,000 which will expire as follows:
$127,000,000 in 2011 and $51,000,000 in 2012. As a result of its reorganization under Chapter 11, the Company is treated as having experienced an ownership change under Internal Revenue Code Section 382. Under Section 382, the Company's ability to offset income in each post-reorganization taxable year by its remaining NOLs and built-in losses (including depreciation and amortization

                              DISCOVERY ZONE, INC.
                  NOTES TO CONSOLIDATED STATEMENTS (Continued)

(10)      INCOME TAXES (Continued)



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

(12)     RESTRUCTURING COSTS

         In connection with the change in management effected by the MSA and the relocation of its headquarters offices from Chicago, Illinois to Fort Lauderdale, Florida, the Company recognized certain restructuring costs in the second quarter of 1995. These restructuring costs consisted of employee termination benefits of approximately $7,903,000 and

                              DISCOVERY ZONE, INC.
                  NOTES TO CONSOLIDATED STATEMENTS (Continued)

(12)     RESTRUCTURING COSTS (Continued)

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

         As part of the Plan, a new stock option plan was established. Pursuant to certain executive employment contracts, options to purchase 536,845 shares of Common Stock have been granted to senior executives of the Company at an exerciseable price of $11.88 per share. One third of the options presently granted vest on each January 1 of 1998, 1999 and 2000. In addition, such options vest in their entirety upon the incurrence of a "Change in Control" as defined in the Plan. A total of 715,692 shares of Common Stock have been reserved for issuance under the Company's new stock option plan.

                              DISCOVERY ZONE, INC.
                  NOTES TO CONSOLIDATED STATEMENTS (Continued)

(13)     WARRANTS AND OPTIONS (Continued)

         The following summarizes stock option activity for the following periods:


                                                           Successor                            Predecessor
                                                             Company                               Company
                                                       ------------------- ------------------------------------------------------
                                                           Five Months       Seven Months          Year               Year
                                                              Ended              Ended             Ended              Ended
                                                          December 31,         July 31,        December 31,       December 31,
                                                              1997               1997              1996               1995
                                                       ------------------- ----------------- -----------------  -----------------
Options outstanding at beginning of period............                --           2,754,802         2,924,802          3,805,191
Granted...............................................            536,845               --                --              794,861
Exercised.............................................                 --               --            (170,000)        (1,377,855)
Canceled..............................................                 --        (2,754,802)              --             (297,395)
                                                       ------------------- ----------------  -----------------  ------------------
Options outstanding at end of period..................             536,845               --          2,754,802          2,924,802
                                                       =================== ================= =================  =================
Weighted average exercise price of options at
     beginning of period..............................                  --                   $           10.47  $            7.92
Weighted average exercise price of options exercised..                  --                   $            1.66  $            2.47
Range of exercise prices of options outstanding
     at end of period................................. $             11.88                   $  1.67 to $24.63  $  1.67 to $24.63
Weighted average exercise price of options
     outstanding at end of period..................... $             11.88                   $           11.01  $           10.47
Vested options at end of period.......................                  --                           2,754,802          2,924,802
Options available for future grants at end of period..             178,847                             129,351            129,351

(14)     COMMITMENTS AND CONTINGENCIES

         Future minimum lease payments, under noncancelable operating leases as of December 31, 1997, are as follows (in thousands):


1998......................................................            $25,555
1999......................................................             24,567
2000......................................................             23,478
2001......................................................             22,488
2002......................................................             21,804
Thereafter................................................             38,123
                                                            -----------------
                                                                $     156,015
                                                            =================

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

         During the fourth quarter of 1997 the Company began an extensive FunCenter renovation program designed to broaden their entertainment offerings, upgrade their facilities and give a "new look." During the first phase of this program, the Company renovated approximately 60% of its FunCenters through March 1998 and expects during the next phase, to complete renovations of an additional 15% of its FunCenters by the end of 1998. Through March 31, 1998,

                              DISCOVERY ZONE, INC.
                  NOTES TO CONSOLIDATED STATEMENTS (Continued)

(14)     COMMITMENTS AND CONTINGENCIES (Continued)

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

         From time to time, the Company is a party to a number of lawsuits and other legal matters, including claims relating to injuries which allegedly occurred at the Company's facilities and to alleged employment discrimination. A portion of these claims may be covered by insurance. Management has estimated the potential liabilities resulting from such claims which arose subsequent to the Petition Date and which are not covered by insurance to be approximately $3,347,000 at December 31, 1997 and $1,849,000 at December 31, 1996. These
amounts were recorded in accrued liabilities and other long-term liabilities in the Company's consolidated balance sheets based on management estimates of the tendering of future payments. Because these amounts represent estimates, it is reasonably possible that a change in these estimates may occur in the future.

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

         Effective July 29, 1997, the Company emerged from bankruptcy with a brand repositioning, operating and financing strategy. These strategies were executed and, although they were partially effective, additional steps must be taken to both eliminate losses from operations and raise additional capital to ensure the Company continues as a going concern. The Company's new operating strategy calls for a number of cost-cutting and revenue enhancing initiatives, including an extensive FunCenter renovation program, a revamped marketing and promotional campaign, the successful repositioning of the Company's brand image with its target customers, and an enhanced hiring and training program for store managers in order to attract and retain qualified people who are capable of implementing the new operating strategy. The new finance strategy calls for raising additional capital through a private placement. Management believes raising this capital is required to fund the next phase of planned FunCenter renovations as well as to fund the revised operating strategy and meet related obligations as they come due. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

                              DISCOVERY ZONE, INC.
                  NOTES TO CONSOLIDATED STATEMENTS (Continued)


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

                                  Successor         Predecessor
                                   Company            Company
                                 -----------------------------------

                                 December 31,        December 31,
                                     1997               1996
                                 ---------------  ------------------

Current assets.................. $     233         $     682
Noncurrent assets...............     3,124             3,925
Current liabilities.............       257               144
Noncurrent liabilities..........     8,158             9,627




                                              Year ended December 31,
                               ------------------------------------------------

                                     1997            1996              1995
                               ------------------------------------------------


Net revenue................... $   4,931         $   6,637          $   7,991
Operating expenses............     5,688             7,561             12,018
Net loss......................      (542)             (753)            (4,001)

                              DISCOVERY ZONE, INC.

                        Valuation and Qualifying Accounts

                                   Schedule II

                                 (In thousands)

                                                    Balance at          Additions           Amounts         Balance at
                                                     Beginning          Charged to          Written             End
                                                      of Year            Expense              Off             of Year
Description                                     ---------------------------------------------------------------------------
------------------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS
1995........................................... $      36           $   2,149          $      --         $   2,185
1996...........................................     2,185               1,093              2,304               974
1997...........................................       974                  --                974                --
RESERVE FOR OBSOLESCENCE
1995...........................................       259                 766                 --             1,025
1996...........................................     1,025                  --              1,025                --
1997...........................................        --                  --                 --                --


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR
                      ACCOUNTING AND FINANCIAL DISCLOSURES

         Reference is made to the Current Report on Form 8-K dated July 9, 1997, the Current Report on Form 8-K dated June 10, 1996, the amendment to the Current Report on Form 8-K dated June 11, 1996 and the Current Report on Form 8-K dated August 15, 1995.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table sets forth certain information concerning the executive officers and directors of the Company and the positions they hold.

Name                                            Age                              Position
----------------------------------------------- ---      ---------------------------------
Scott W. Bernstein...........................   37       Chief Executive Officer, President and Director
Sharon L. Rothstein..........................   40       Senior Vice President, Marketing and Entertainment
Robert G. Rooney.............................   40       Senior Vice President, Chief Financial and
                                                         Administrative Officer
Andrew M. Smith..............................   45       Vice President, Real Estate, General Counsel and
                                                         Secretary
Leighton J. Weiss............................   46       Vice President and Controller
Martin S. Davis..............................   71       Director
Greg S. Feldman..............................   41       Director
Douglas W. Rotatori..........................   37       Director
L.G. Schafran................................   59       Director
Christopher R. Smith.........................   33       Director
Paul D. Kurnit...............................   49       Director


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

         Mr. Rotatori was elected as a director of the Company in July 1997. Mr. Rotatori is a partner and has been with Wellspring since September 1995. From 1991 until 1995, Mr. Rotatori was an Associate Director in the investment banking department of Bear, Stearns & Company, Inc. Mr. Rotatori is a member of the Board of Directors of SLM International, Inc.

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


                           SUMMARY COMPENSATION TABLE



                                                                                                 Long-Term
                                                                                               Compensation
                                                                                                   Awards
                                                                                                 Number of
                                                 Annual Compensation                             Securities
                        --------------------------------------------------------------------------------------
                                                                                       Other
                                                                                       Annual     Underlying       All Other
                                                                                    Compensation    Options/     Compensation
          Name                Position        Year     Salary ($)     Bonus ($)          (1)$         SARs             ($)
-----------------------    --------------     ----     ----------     ---------     ------------  -----------    ---------------
Scott W.  Bernstein(2)..   President/CEO      1997       416,667      200,000           37,862        357,845              --
                                              1996        30,204           --               --             --              --
Donna R. Moore..........   President/CEO      1997       115,962           --              900             --         300,000
                                              1996       412,500           --               --             --           2,699(4)
                                              1995       145,594      150,000               --             --          26,224(4)
Robert G.  Rooney(2)....      SVP--CFO        1997       185,000       45,000            4,615         89,500          75,000(5)
                                              1996         8,538           --               --             --              --
Sharon L.  Rothstein(2).   SVP--Marketing     1997       185,000       75,000            4,615         89,500              --
Leighton J.  Weiss......     VP--Finance      1997       126,969       12,000               --             --          50,000(5)
                                              1996       115,987       23,356               --             --              --
                                              1995        41,887       17,756               --             --              --
Stan Gerasimczyk........      VP--Store       1997       147,115       12,500            2,400             --          30,000(5)
                             Operations


---------------------------
(1) Represents payments made by the Company for auto allowances and other perquisites pursuant to employment contracts.
(2) Mr. Bernstein, Mr. Rooney and Ms. Rothstein became executive officers of the Company in December 1996, February 1997 and April 1997, respectively.
(3) Ms. Moore held a nominal title of President and Chief Executive Officer through the Confirmation Date in order to avoid the need for Bankruptcy Court approval in the event the Plan was not approved by the Company's creditors, in which case Mr. Bernstein would have ceased to serve as President and Chief Executive Officer of the Company. Ms. Moore was paid her salary through February 1997 and received severance pay of $300,000 upon the Company's emergence from Chapter 11.
(4)  Represents reimbursement for relocation expenses.

(5) Represents a one-time bonus awarded by the Company in recognition of efforts in connection with the reorganization of the Company and its successful emergence from Chapter 11.

Option and SAR Grants in Fiscal Year 1997

                                                                                            Potential Realizable
                                                                                              Value-at-Assumed
                                                                                           Annual Rates of Stock
                                                                                           Price Appreciation for
                                                                  Individual Grants           Option Term (2)
                                                            ----------------------------- -------------------------
                           Number of        % of Total
                          Securities       Options/SARs       Exercise or
                          Underlying        Granted to         Base-Price
                         Options/SARs      Employees in          ($/Sh)       Expiration
         Name               Granted         Fiscal Year            (1)           Date        5%($)       10%($)
-------------------------------------------------------------------------------------------------------------------
Scott W.  Bernstein....         357,845               66.7%            11.88      7/31/07   2,673,556    6,775,315
Robert G.  Rooney......          89,500               16.7%            11.88      7/31/07     668,678    1,694,563
Sharon L.  Rothstein...          89,500               16.7%            11.88      7/31/07     668,678    1,694,563

------------------

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


Option and SAR Exercises in Fiscal 1997 and Year-End Option and SAR Values


                                                      Number of Securities
                                                           Underlying
                                                           Unexercised             Value of Unexercised
                            Shares                        Options/SARs           In-the-Money Options/SARs
                          Acquired on     Value          at FY-End 1997              at FY-End 1997 ($)
          Name             Exercise     Realized    Exercisable/Unexercisable  Exercisable/Unexercisable(1)
------------------------   --------     --------    -------------------------  ----------------------------
Scott W. Bernstein......      --             16.7%          0/357,845                                7/31/07
Robert G. Rooney........      --             16.7%          0/89,500                                 7/31/07
Sharon L.  Rothstein....      --             16.7%          0/89,500                                 7/31/07
Donna R. Moore..........      --             16.7%          0/89,500                                 7/31/07
Leighton J. Weiss.......      --           --                  --                           --

-----------------------

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

Employment Agreements

         On July 21, 1997, the Company entered into an employment agreement with Mr. Bernstein providing for his continued employment as Chief Executive Officer, President and Director. The agreement with Mr. Bernstein expires on January 1, 2001. The agreement provides for an annual base salary of $440,000 per year, with annual increases of $40,000 beginning January 1, 1998. In addition, the agreement provides an annual bonus, equal to 2.0% of the Company's earnings before interest, taxes, depreciation and amortization expenses. The agreement also provides for the reimbursement of certain other business related expenses.

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

         The Stock Incentive Plan also provides for grants of Restricted Stock (as defined therein). The Board of Directors may designate an award of Restricted Stock (an "Award") which vests upon the attainment of certain specified performance goals set by the Board of Directors. Prior to the letter of expiration of the applicable restricted period and attainment of such performance goals, a participant may not sell, assign, transfer, pledge or otherwise encumber shares of Restricted Stock other than to pledge the Restricted Stock as security for a loan to provide funds to pay the exercise price for the Stock Options. Holders of Restricted Stock will have all of the rights of a stockholder of the Common Stock. Any Restricted Stock must be forfeited upon termination of employment.

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




                                                                           SHARES OF
                                                                          BENEFICIALLY                 PERCENT
                                                                             OWNED                   BENEFICIALLY
BENEFICIAL OWNER                                                        COMMON STOCK (1)              OWNED (1)
-------------------------------------------------------------------   -----------------------  ------------------------
Birch Holdings L.L.C.  (2).........................................                2,229,622                     55.7%
Martin S. Davis (2)................................................                2,229,622                      55.7
Greg S. Feldman (2)................................................                       --                        --
Douglas W. Rotatori (2)............................................                       --                        --
Balfour Investors Incorporated (2).................................                  607,154                      13.9
L.G. Schafran (2)..................................................                       --                        --
Wafra Investment Advisory Group, Inc., or its designee (3).........                1,191,626                      23.0
Christopher R. Smith (4)...........................................                       --                        --
Paul D. Kurnit (5).................................................                   48,931                       1.2
Scott W. Bernstein (6).............................................                  119,282                       2.9
Robert G. Rooney (6)...............................................                   29,833                        .7
Sharon L. Rothstein (6)............................................                   29,833                        .7
Directors and executive officers as a group (2)(4)(5)(6)...........                3,649,129                      67.9

----------------
(1) Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Table Date are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

(a)(2)        Financial Statement Schedules:

              Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 1997, 1996 and 1995 are submitted herewith; all other schedules have been omitted because they are not applicable or are not required.

(a)(3) The exhibits to this Report are listed in the Exhibit Index which appears elsewhere in this Report and is incorporated herein by reference.

(b)           Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elmsford, New York on June 30, 1998.


                      DISCOVERY ZONE, INC.

                      By:  /s/ Scott W. Bernstein
                         ------------------------------------------------------
                         Name:  Scott W. Bernstein
                         Title: Chief Executive Officer, President and Director

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this has been signed by the following persons in the capacities indicated on June 30, 1998.


         NAME                                  TITLE

  /s/ Scott W. Bernstein                  Chief Executive Officer,
------------------------------------      President and Director
         Scott W. Bernstein

  /s/ Martin S. Davis                     Director
------------------------------------
         Martin S. Davis

  /s/ Greg S. Feldman                     Director
------------------------------------
         Greg S. Feldman

  /s/ Douglas W. Rotatori                 Director
------------------------------------
         Douglas W. Rotatori

  /s/ L.G. Schafran                       Director
------------------------------------
         L.G. Schafran

------------------------------------      Director
         Christopher R. Smith

  /s/ Paul D. Kurnit                      Director
------------------------------------
         Paul D. Kurnit

  /s/ Robert G. Rooney                    Senior Vice President, Chief
------------------------------------
         Robert G. Rooney                 Financial and Administrative Officer

   /s/ Leighton J. Weiss                  Vice President and Controller
------------------------------------
         Leighton J. Weiss                (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number
--------

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

    4.2         Form of Exchange Note (included in Exhibit 4.1).

   +4.3 Registration Rights Agreement, dated as of July 22, 1997, between the Registrant and the Initial Purchaser.

   +4.4 Warrant Agreement, dated as of July 22, 1997, between the Registrant and State Street Bank and Trust Company, as warrant agent.

   +4.5 Escrow and Security Agreement, dated as of July 22, 1997, among the Registrant, as pledgor, the Initial Purchaser, and the Trustee, as collateral agent.

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

Exhibit
Number
-------

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

Exhibit
Number
-------

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

 ++4.29 Open-end Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Amended and Restated), dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Hamilton County, Ohio.

 ++4.30 Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Cook County, Illinois.

 ++4.31 Amended and Restated Deed to Secure Debt and Security Agreement, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property in Cobb County, Georgia.

 ++4.32 Open-end Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Amended and Restated), dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Franklin County, Ohio.

 ++4.33 Amended and Restated Mortgage, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Macomb County, Michigan.

 ++4.34 Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Anoka County, Minnesota.

 ++4.35 Amended and Restated Open-end Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property in Philadelphia County, Pennsylvania.

Exhibit
Number
-------

 ++4.36 Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property in Marion County, Indiana.

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

Exhibit
Number
-------

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

Exhibit
Number
--------

    ++4.65 Secured Rent Deferral Note of McDonald's Corporation, dated as of July 29, 1997, related to property located in Amherst, New York.

    ++4.66 Secured Rejection Note of McDonald's Corporation, dated as of July 29, 1997.

 +++++4.67      Loan and Security Agreement, dated as of March 31, 1998, between the Registrant and Foothill Capital Corporation ("Foothill").

 +++++4.68      General Continuing Guaranty, dated as of March 31, 1998, among
                Discovery Zone (Canada) Limited, Discovery Zone (Puerto Rico),
                Inc. and Discovery Zone Licensing, Inc., as guarantors (the
                "Guarantors"), in favor of Foothill.

 +++++4.69      Security Agreement, dated as of March 31, 1998, between the
                Guarantors and Foothill.

 +++++4.70      Stock Pledge Agreement, dated as of March 31, 1998, between the
                Registrant and Foothill.

 +++++4.71      Trademark Security Agreement, dated as of March 31, 1998, among the Registrant, Discovery Zone Licensing, Inc. and Foothill.

 +++++4.72      Intercreditor Agreement, dated as of March 31, 1998, between
                Foothill and the Trustee, as collateral agent.

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

++++++16.1      Letter re change in certifying accountant.

     +21.1      List of Subsidiaries of the Registrant.

      24.1      Power of Attorney (included on signature page).

      27.1      Financial Data Schedule (December 31, 1997).

      27.2      Restated Financial Data Schedule (July 31, 1997).

 +++++27.3      Restated Financial Data Schedule (1995).

--------------

     + Incorporated by reference from the Registration Statement on Form S-4 of the Registrant, dated November 19, 1997.

     ++ Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 of the Registrant, dated December 9, 1997.

Exhibit
Number
-------

+++ Incorporated by reference from Amendment No. 3 to the Registration Statement on Form S-4 of the Registrant, dated January 28, 1998.

++++ Incorporated by reference from the Current Report on Form 8-K of the Registrant, dated July 9, 1997.

+++++ Incorporated by reference from the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1997.

++++++ Incorporated by reference from the Current Report on Form 8-K of the Registrant, dated June 3, 1996.