Form 10-Q/A
period 1998-03-31
DISCOVERY ZONE INC
filed 1998-07-01
CIK 900392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended March 31, 1998.

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

         Common stock outstanding as of June 1, 1998:  4,000,000 shares

                              DISCOVERY ZONE, INC.

                         PART 1 -- FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited Condensed Consolidated Statements of
          Operations - Three Months Ended March 31, 1998 and 1997          3

          Condensed Consolidated Balance Sheets - March 31, 1998
          (unaudited) and December 31, 1997                                4

          Unaudited Condensed Consolidated Statements of Cash
          Flows - Three Months Ended March 31, 1998 and 1997               5

          Notes to Unaudited Condensed Consolidated Financial
          Statements                                                       6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       13



                          PART II -- OTHER INFORMATION
                                                                        Page No.
                                                                        --------

ITEM 1.   LEGAL PROCEEDINGS                                               17

ITEM 2.   CHANGES IN SECURITIES                                           17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

ITEM 5.   OTHER INFORMATION                                               17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                17

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                        Successor Company     Predecessor Company
                                                       ------------------     -------------------
                                                       Three Months Ended      Three Months Ended
                                                         March 31, 1998          March 31, 1997
                                                       ------------------      ----------------

REVENUE.................................................... $   40,677              $   38,794
COST OF GOODS SOLD.........................................      6,417                   7,195
STORE OPERATING EXPENSES...................................     28,153                  26,486
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE................      5,722                   4,254
DEPRECIATION AND AMORTIZATION..............................      5,370                   5,074
                                                            ----------              ----------
OPERATING LOSS.............................................     (4,985)                 (4,215)
OTHER INCOME (EXPENSE):
 Interest, net.............................................     (3,328)                 (1,176)
 Other, net................................................         39                      15
                                                            ----------              ----------
     Total other expense, net..............................     (3,289)                 (1,161)
                                                            ----------              ----------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME
 TAXES.....................................................     (8,274)                 (5,376)
REORGANIZATION ITEMS:
 Professional fees.........................................    --                       (1,481)
 Other, net................................................    --                          (54)
                                                            ----------              ----------
     Total reorganization items............................    --                       (1,535)
                                                            ----------              ----------
LOSS BEFORE INCOME TAXES...................................     (8,274)                 (6,911)
INCOME TAXES...............................................        125                    --
                                                            ----------              ----------
NET LOSS...................................................     (8,399)                 (6,911)
ACCRETION OF CONVERTIBLE REDEEMABLE PREFERRED
 STOCK TO REDEMPTION VALUE.................................        (52)                   --
                                                            ----------              ----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS............... $   (8,451)             $   (6,911)
                                                            ==========              ==========
Per common share - basic and diluted....................... $    (2.11)             $    (0.12)
                                                            ==========              ==========
Weighted average number of common shares outstanding.......      4,000                  57,646
                                                            ==========              ==========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                   Successor Company
                                                                   -----------------
                                                          March 31, 1998        December 31, 1997
                                                          --------------        -----------------
                            ASSETS                          (unaudited)
CURRENT ASSETS:
Cash and cash equivalents..................................  $   3,961               $   8,607
Restricted cash and investments............................     13,275                  13,036
Receivables, net...........................................        889                     750
Inventories................................................      1,339                   1,739
Prepaid expenses and other current assets..................      4,130                   5,093
                                                             ---------               ---------
 TOTAL CURRENT ASSETS......................................     23,594                  29,225
RESTRICTED CASH AND INVESTMENTS............................      3,113                   5,981
PROPERTY AND EQUIPMENT, net................................    135,235                 131,352
LAND HELD FOR SALE.........................................      3,635                   3,635
OTHER ASSETS, NET..........................................      6,582                   6,398
                                                             ---------               ---------
 TOTAL ASSETS..............................................  $ 172,159               $ 176,591
                                                             =========               =========
               LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable...........................................  $  16,388               $  13,657
Accrued liabilities........................................     11,636                  11,116
Note payable...............................................        224                     304
Current portion of long-term debt..........................      1,102                   1,102
                                                             ---------               ---------
 TOTAL CURRENT LIABILITIES.................................     29,350                  26,179
LONG-TERM DEBT.............................................     87,446                  87,091
OTHER LONG-TERM LIABILITIES................................      7,644                   7,169
SERIES A CONVERTIBLE PREFERRED STOCK - 1,000 shares
 authorized, issued and
 outstanding, redemption
 value of $15,000..........................................     13,949                  13,897
COMMON STOCK AND OTHER EQUITY:
Common stock - $.01 par value; 10,000,000 shares
 authorized, 4,000,000 shares issued and outstanding.......         40                      40
Additional paid-in capital.................................     70,011                  70,063
Cumulative translation adjustment..........................         84                     118
Accumulated deficit........................................    (36,365)                (27,966)
                                                             ---------               ---------
TOTAL COMMON STOCK AND OTHER EQUITY........................     33,770                  42,255
                                                             ---------               ---------
TOTAL LIABILITIES AND EQUITY...............................  $ 172,159               $ 176,591
                                                             =========               =========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                 Successor       Predecessor
                                                                                  Company          Company
                                                                              --------------   --------------
                                                                               Three Months     Three Months
                                                                                   Ended            Ended
                                                                              March 31, 1998   March 31, 1997
                                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................   $ (8,399)           $ (6,911)
Adjustments to reconcile net loss to net cash provided in operating activities before reorganization items:
 Reorganization items ......................................................       --                 1,535
 Depreciation and amortization .............................................      5,370               5,074
 Amortization of debt discount and other noncash interest charges ..........        525                --
 Plan administrative payments ..............................................        (20)               --
 Changes in operating assets and liabilities:
 Receivables ...............................................................       (139)                375
 Inventories ...............................................................        400                 478
 Prepaid expenses and other current assets .................................        963                 (92)
 Restricted cash and investments ...........................................      2,630                --
 Accounts payable ..........................................................      3,721                 905
 Accrued liabilities .......................................................      1,090                (561)
 Other .....................................................................       (495)               --
                                                                               --------            --------
 Net cash provided by operating activities before reorganization items .....      5,646                 803
 Reorganization items ......................................................       --                (1,535)
Adjustments to reconcile reorganization items to cash used by reorganization items:
 Accrued reorganization expenses ...........................................       (152)                409
                                                                               --------            --------
 Net cash provided (used) by reorganization items ..........................       (152)             (1,126)
                                                                               --------            --------
 Net cash provided (used) by operating activities ..........................      5,494                (323)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ........................................    (10,243)               (182)
                                                                               --------            --------
Net cash used by investing activities ......................................    (10,243)               (182)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debtor-in-possession credit facilities ...................       --                 2,384
Net proceeds from borrowings ...............................................        103                  78
                                                                               --------            --------
Net cash provided by financing activities ..................................        103               2,462
Net increase (decrease) in cash ............................................     (4,646)              1,957
Cash and cash equivalents, beginning of period .............................      8,607               3,326
                                                                               --------            --------
Cash and cash equivalents, end of period ...................................   $  3,961            $  5,283
                                                                               ========            ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest .....................................................   $  2,869            $    611
                                                                               ========            ========
Cash paid for professional fees in connection with
 Chapter 11 Proceeding .....................................................   $      7            $  1,126
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

         Certain amounts in the March 31, 1997 Condensed Consolidated Financial Statements have been reclassified to conform with the March 31, 1998 presentation.


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

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




(5)      LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                                         Successor Company         Successor Company
                                                                         -----------------         -----------------
                                                                           March 31, 1998          December 31, 1997
                                                                           --------------          -----------------
                                                                             (Unaudited)

13.5% Senior Secured Notes due 2002, net of unamortized
    discount of $6,399 and $6,652 at March 31, 1998, and
    December 31, 1997, respectively (1)................................     $   78,601               $  78,348
Secured Rejection Note (2).............................................          4,416                   4,416
Secured Rent Deferral Notes (2)........................................            531                     429
Prepetition Tax Claims (3).............................................          5,000                   5,000
                                                                            ----------              -----------
                                                                                88,548                  88,193
Less current portion...................................................         (1,102)                 (1,102)
                                                                            ----------              ----------
Long-term debt.........................................................     $   87,446               $  87,091
                                                                            ----------              ----------

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

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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


(6)      EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Common equivalents outstanding during the period and common shares issuable upon assumed conversion of the Preferred Stock and other potentially dilutive securities have not been included in the computation of diluted earnings (loss) per share as their effect is antidilutive for all relevant periods presented. Shares of Common Stock to be issued to unsecured creditors pursuant to the Plan have been reflected as outstanding as of the Effective Date for purposes of calculating the weighted average common shares outstanding in the accompanying unaudited condensed consolidated statement of operations for the three month period ended March 31, 1998.


(7)      RELATED PARTY TRANSACTIONS

         An officer of Griffin Bacal, Inc. ("Griffin Bacal"), the Company's advertising agency, serves as a director of the Successor Company. The Company paid approximately $2,567,000 to Griffin Bacal for creative services and as agent for purchase of media from third parties during the three months ended March 31, 1998.

(8)      COMMITMENTS AND CONTINGENCIES

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program to broaden their entertainment offerings and upgrade their facilities, which was broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters and expects to complete renovations of an additional 15% of its FunCenters by the end of 1998 subject to available financing. To date, the Company also completed the conversion of approximately 80% of its FunCenters to permit the sale of Pizza Hut items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through May 15, 1998, the Company has incurred or committed approximately $28 million in connection with these programs including excess billings from general contractors which the Company is disputing, and approximately $3 million of advance purchases for future renovation phases.

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

         Comparable store revenues during the first quarter of 1998 were up 4%, as compared to a decline of 22% during the first quarter of 1997. During the first five months of 1998, comparable store revenues declined 0.7%, compared to a 16.8% decline in comparable store revenues in the first five months of 1997. This decline in comparable store revenues for the first five months of 1998 consisted of an 12.7% increase in general admission revenues, offset primarily by decreases in party and game revenues. During the first five months of 1998, 98 stores (48.5% of total stores) had increased comparable store revenues as compared to 13 stores (6.4% of total stores) in the 1997 period, and 167 stores (82.7% of total stores) had increased general admission revenue as compared to 13 stores (6.4% of total stores) in the 1997 period.

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

         The Company reported EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for the period of $833,000, before reorganization costs and non-cash GAAP rent adjustments which were affected by fresh start accounting ("GAAP Rent Adjustments"), and $385,000 after such adjustments, compared to $576,000 before such adjustments, and $(676,000), after such adjustments, in the prior year period. In addition to the revenue growth described below, these operating improvements were primarily attributable to improved expense management at the store level. The combined cost savings and revenue improvements resulted in comparable store EBITDA before GAAP Rent Adjustments improving 12.6% during the first quarter of 1998 to $5.4 million. Comparable Store EBITDA margins before GAAP Rent Adjustments improved from 13.1% of revenue to 14.2% of revenue.

         Revenue. The Company had revenue of $40.7 million during the first quarter of 1998, an increase of 4.9% over revenue of $38.8 million during the first quarter of 1997. This increase was comprised of a 4% increase in comparable store sales during the 1998 period over the 1997 period and $1.3 million of sponsorship revenue during the 1998 period, offset by a decline in the number of FunCenters open during the 1998 period as compared to the 1997 period. Improvements in comparable store revenue was primarily due to a 24.2% increase in general admission revenue offset by declines in birthday party and game revenues. During the 1997 period the Company did not report any sponsorship revenue. Revenues during the first quarter of 1998 were adversely affected by the first phase of the Company's renovation program, which resulted in business disruptions and customer quality issues.

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

         Store Operating Expenses. Store operating expenses, which consist primarily of compensation and benefits of FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $28.2 million and $26.5 million during the first quarter of 1998 and 1997, respectively. As a percentage of total revenues, store operating expenses increased from 68.3% in the 1997 period to 69.2% in the 1998 period. This increase was attributable to increased labor costs associated with the Company's new product offerings, offset by reductions in central reservation expenses and other cost savings generated through the Company's cost reduction program and store closings. During the first quarter of 1998, store operating expenses included certain non-recurring costs resulting from training and start-up expenses for new product offerings and disruptions related to the FunCenter renovation program.

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

         Interest Expense. Interest expense was $3.7 million and $1.2 million during the first quarter of 1998 and 1997, respectively. Reported interest expense for the Predecessor Company did not include interest on petition indebtedness which was suspended during the Company's reorganization under Chapter 11. Had these interest costs been accrued, reported interest expense for the 1997 period would have been $5.1 million.

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

         During the first quarter of 1998 and 1997, the cash provided by operations was $5.6 million and $800,000, respectively, before reorganizations items. These sources of cash were comprised of earnings from operations before interest, taxes, depreciation, amortization and reorganization costs of $385,000 in 1998 and $860,000 in 1997, and other changes in working capital including payables and accruals in 1998 attributable to the Company's renovation program.

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

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program designed to broaden their entertainment offerings, upgrade their facilities and give them a " new look." This renovation program was much broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters, and expects to complete renovations for an additional 15% of its FunCenters by the end of 1998, subject to available financing. Through March 31, 1998, the Company also completed the conversion of approximately 80% of its FunCenters to permit the sale of Pizza Hut menu items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through May 15, 1998, the Company has incurred or committed approximately $28 million in connection with these programs, including excess billings from general contractors which the Company is disputing and approximately $3 million of advance purchases for future renovation phases. The Company estimates that the cost to complete the renovation of an additional 15% of its FunCenters, excluding advanced purchases referred to above will be approximately $2 to $3 million.

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

Item 3.       Defaults upon Senior Securities
                Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders
                Not Applicable

Item 5.       Other Information
                Not Applicable

Item 6.         Exhibits and Reports on Form 8-K

         (a)    Exhibit


                Exhibit
                Number      Description
                ------      -----------
                 27.1       Financial Data Schedule, for the three months
                              ended March 31, 1998.
                 27.2       Financial Data Schedule, for the three months
                              ended March 31, 1997.

         (b)    Reports on Form 8-K
                Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  July 1, 1998               DISCOVERY ZONE, INC.

        Signature                             Title
        ---------                             -----

/s/ Scott W. Bernstein               Chief Executive Officer,
-----------------------                President and Director
Scott W. Bernstein


/s/ Robert G. Rooney                 Senior Vice President, Chief Financial and
-----------------------                Administrative Officer
Robert G. Rooney