Form 10-Q
period 1998-06-30
DISCOVERY ZONE INC
filed 1998-08-14
CIK 900392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1998.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Common Stock outstanding as of August 10, 1998:  430,333,492 shares

                              DISCOVERY ZONE, INC.

                         PART 1 -- FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------


ITEM 1.  FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statements of
Operations - Three Months Ended June 30, 1998 and 1997                         3

Unaudited Condensed Consolidated Statements of Operations -                    4
Six Months Ended June 30, 1998 and 1997

Condensed Consolidated Balance Sheets - June 30, 1998
(unaudited) and December 31, 1997                                              5

Unaudited  Condensed Consolidated Statements of Cash
Flows - Six Months Ended June 30, 1998 and 1997                                6

Notes to Unaudited Condensed Consolidated Financial
Statements                                                                     7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION          14
         AND RESULTS OF OPERATIONS



                          PART II -- OTHER INFORMATION
                                                                        Page No.
                                                                        --------

ITEM 1.  LEGAL PROCEEDINGS                                                    20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

ITEM 5.  OTHER INFORMATION                                                    22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     23

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                           Successor Company     Predecessor Company
                                                        ----------------------- --------------------
                                                          Three Months Ended     Three Months Ended
                                                             June 30, 1998          June 30, 1997
                                                        ----------------------- --------------------

REVENUE                                                    $   29,534             $   32,498

COST OF GOODS SOLD                                              4,913                  5,405
STORE OPERATING EXPENSES                                       24,984                 24,178
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                     6,864                  4,705
DEPRECIATION AND AMORTIZATION                                   5,400                  5,141
                                                           ----------             ----------
OPERATING LOSS                                                (12,627)                (6,931)

OTHER INCOME  (EXPENSE):
   Interest, net                                               (3,545)                (1,339)
   Other, net                                                      14                     18
                                                           ----------             ----------
     Total other expense, net                                  (3,531)                (1,321)
                                                           ----------             ----------
LOSS BEFORE REORGANIZATION ITEMS                              (16,158)                (8,252)

REORGANIZATION ITEMS:
   Professional fees                                             --                   (2,206)
   Other, net                                                    --                     (364)
                                                           ----------             ----------
     Total reorganization items                                  --                   (2,570)
                                                           ----------             ----------
NET LOSS                                                      (16,158)               (10,822)

ACCRETION OF CONVERTIBLE REDEEMABLE PREFERRED
   STOCK TO REDEMPTION VALUE                                      (56)                   --
                                                           -----------            ----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS               $   (16,214)           $  (10,822)
                                                           ===========            ==========

Per common share - basic and diluted                       $     (4.05)           $    (0.19)
                                                           ===========            ==========

Weighted average number of common shares outstanding             4,000                57,646
                                                           ===========            ===========

               The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                           Successor Company     Predecessor Company
                                                        ----------------------- --------------------
                                                           Six Months Ended        Six Months Ended
                                                             June 30, 1998           June 30, 1997
                                                        ----------------------- --------------------

REVENUE                                                    $   70,211              $   71,292

COST OF GOODS SOLD                                             11,171                  12,600
STORE OPERATING EXPENSES                                       53,134                  50,550
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                    12,744                   9,073
DEPRECIATION AND AMORTIZATION                                  10,770                  10,215
                                                           ----------              ----------
OPERATING LOSS                                                (17,608)                (11,146)

OTHER INCOME  (EXPENSE):
   Interest, net                                               (6,873)                 (2,514)
   Other, net                                                      53                      33
                                                           ----------              ----------
     Total other expense, net                                  (6,820)                 (2,481)
                                                           ----------              ----------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME
   TAXES                                                      (24,428)                (13,627)

REORGANIZATION ITEMS:
   Professional fees                                             --                    (3,686)
   Other, net                                                    --                      (419)
                                                           ----------              ----------
     Total reorganization items                                  --                    (4,105)
                                                           ----------              ----------
LOSS BEFORE INCOME TAXES                                      (24,428)                (17,732)
INCOME TAXES                                                      125                     --
                                                           ----------              ----------
NET LOSS                                                      (24,553)                (17,732)


ACCRETION OF CONVERTIBLE REDEEMABLE PREFERRED
   STOCK TO REDEMPTION VALUE                                     (108)                    --
                                                           ----------              ----------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS               $  (24,661)             $  (17,732)
                                                           ===========             ==========

Per common share - basic and diluted                       $    (6.17)             $    (0.31)
                                                           ===========             ==========

Weighted average number of common shares outstanding            4,000                   57,646
                                                           ===========             ==========


              The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                 Successor Company
                                                                                 -----------------
                                                                       June 30, 1998        December 31, 1997
                                                                  ----------------------- --------------------

                                ASSETS                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                $      423            $     8,607
Restricted cash and investments                                               13,512                 13,036
Receivables, net                                                               1,193                    750
Inventories                                                                    1,936                  1,739
Prepaid expenses and other current assets                                      2,626                  5,093
                                                                          ----------             ----------
   TOTAL CURRENT ASSETS                                                       19,690                 29,225
RESTRICTED CASH AND INVESTMENTS                                                  244                  5,981
PROPERTY AND EQUIPMENT, net                                                  115,087                131,352
LAND HELD FOR SALE                                                             3,635                  3,635
TRADEMARKS, NET                                                               16,174                    --
OTHER ASSETS, NET                                                              6,273                  6,398
                                                                          ----------             ----------
   TOTAL ASSETS                                                          $   161,103           $    176,591
                                                                          ===========            ==========

                   LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                         $    14,238           $     13,657
Accrued liabilities                                                           10,990                 11,116
Note payable                                                                     290                    304
Current portion of long-term debt                                              1,102                  1,102
                                                                          ----------             ----------
   TOTAL CURRENT LIABILITIES                                                  26,620                 26,179

LONG-TERM DEBT                                                                95,004                 87,091
OTHER LONG-TERM LIABILITIES                                                    7,759                  7,169
SERIES A CONVERTIBLE PREFERRED STOCK - 1,000
     shares authorized, issued and outstanding, redemption
     value of $15,000                                                         14,005                 13,897

COMMON STOCK AND OTHER EQUITY (DEFICIT):
  Common stock - $.01 par value; 10,000,000 shares                                40                     40
    authorized, 4,000,000 shares issued and outstanding
Additional paid-in capital                                                    69,955                 70,063
Cumulative translation adjustment                                                239                    118
Accumulated deficit                                                          (52,519)               (27,966)
                                                                          ----------             ----------
   TOTAL COMMON STOCK AND OTHER
     EQUITY  (DEFICIT)                                                        17,715                 42,255
                                                                          ----------             ----------
 TOTAL LIABILITIES AND EQUITY (DEFICIT)                                $     161,103           $    176,591
                                                                          ==========             ==========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                         Successor Company    Predecessor Company
                                                                         -----------------    -------------------
                                                                         Six Months Ended       Six Months Ended
                                                                           June 30, 1998         June 30, 1997
                                                                       ---------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $     (24,553)          $     (17,732)
Adjustments to reconcile net loss to net cash used by operating activities before reorganization items:
     Reorganization items                                                        --                    4,105
     Depreciation and amortization                                            10,770                  10,215
     Amortization of debt discount and other noncash interest charges          1,045                     --
     Plan administrative payments                                                (17)                    --
     Changes in operating assets and liabilities:
     Receivables                                                                (443)                    447
     Inventories                                                                (197)                    821
     Prepaid expenses and other current assets                                 2,467                    (107)
     Restricted cash and investments                                           5,261                     --
     Accounts payable                                                          3,045                  (1,682)
     Accrued liabilities                                                         521                  (1,303)
     Other                                                                       334                     135
                                                                          ----------              ----------
     Net cash used by operating activities before reorganization              (1,767)                 (5,101)
       items
     Reorganization items                                                         --                  (4,105)
Adjustments to reconcile reorganization items to cash used by reorganization items:
    Accrued reorganization expenses                                             (525)                  1,345
                                                                          ----------              ----------
    Net cash used by reorganization items                                       (525)                 (2,760)
                                                                          ----------              ----------
    Net cash used by operating activities                                     (2,292)                 (7,861)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchases of property and equipment                                          (13,600)                  (286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debtor-in-possession credit facilities                          --                   4,969
Net proceeds from borrowings                                                   7,708                     232
                                                                          ----------              ----------
Net cash provided by financing activities                                      7,708                   5,201
                                                                          ----------              ----------
Net decrease in cash                                                          (8,184)                 (2,946)
Cash and cash equivalents, beginning of period                                 8,607                   3,326
                                                                          ----------              ----------
Cash and cash equivalents, end of period                                         423                     380
                                                                          ==========              ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                                 $       5,746           $       2,355
                                                                          ==========              ==========

Cash paid for professional fees in connection with
  Chapter 11 proceeding                                                $         214           $       2,341
                                                                          ==========              ==========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Discovery Zone, Inc. (the "Company") is the leading owner and operator of pay-for-play children's entertainment centers ("FunCenters") in North America with a national network of 202 FunCenters in 39 states, Puerto Rico and Canada. The Company also operates two entertainment centers targeting adult customers, under the "Block Party" name.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's 1997 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A.

         Discovery Zone, Inc. and its nineteen domestic subsidiaries (collectively, the "Group") emerged from bankruptcy on July 29, 1997. The Group had originally filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on March 25, 1996 (the "Petition Date"). While in Chapter 11, certain claims against the Group at the Petition Date were stayed while the Company continued its operations as a Debtor-in-Possession. On July 18, 1997, the Bankruptcy Court approved the Company's Joint Plan of Reorganization with Birch Holdings LLC ("Birch"), which became effective on July 29, 1997 (the "Effective Date" or "Emergence Date").

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

         In accordance with SOP 90-7, the Company did not accrue interest on its prepetition interest bearing obligations during bankruptcy as it was unlikely such interest would be paid under the Plan. The amount of such unaccrued contractual interest during the three and six month periods ended June 30, 1997 was approximately $3,950,000 and $7,850,000, respectively.

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

         The Plan, among other things, provided for (i) the payment in full of certain administrative claims against the Company (those claims which arose after the Petition Date); (ii) conversion of substantially all of the Company's liabilities subject to compromise (excluding taxes payable, lease assumption payments and certain other prepetition liabilities permitted under the Plan) to an equity interest in the Company, and (iii) cancellation of all of the prepetition equity interests in the Company, all as more fully described in the Plan. Birch had purchased certain prepetition claims from the original banks providing a credit facility to the Company, resulting in ownership of 55.7% of the common stock of the reorganized Company ("Common Stock").

         Pursuant to the Plan, substantially all the Company's prepetition unsecured liabilities were converted to equity in exchange for units consisting of nine shares of Common Stock and a ten-year warrant to purchase one share of Common Stock at a price of $17.55 (the "Ten Year Warrants"). Such unsecured creditors will receive 4,000,000 shares of Common Stock and 444,444 shares of Common Stock have been reserved for issuance in connection with the Ten Year Warrants.

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         In connection with its emergence from bankruptcy, the Company raised $100 million through the issuance of $15 million of Convertible Redeemable Preferred Stock ("Preferred Stock") and $85 million of 13.5% Senior Secured Notes with Warrants, resulting in $93.8 million of net proceeds to the Company after deducting related offering costs (the "Exit Financing"). The proceeds were used to repay the Company's debtor-in-possession credit facilities and certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's emergence from bankruptcy and to fund the Bond Interest Escrow Account, which is reflected as Restricted Cash and Investments in the accompanying condensed consolidated balance sheets. The Senior Secured Note holders also received warrants (the "Warrants") to purchase 805,154 shares of Common Stock at $.01 per share exercisable through August 1, 2007, which represented approximately 12.5% of the fully diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants and conversion of the Preferred Stock. A portion of the proceeds from the Senior Secured Notes was allocated to the Warrants (See Note 4).

         The Preferred Stock is convertible at any time into 1,191,626 shares of Common Stock at an effective conversion price of $12.59 per common share. The Preferred Stock represented approximately 18.5% of the fully diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants. The terms of the Preferred Stock include a liquidation preference, the right to receive dividends, if paid, voting rights, Board of Directors representation and redemption upon (i) the earlier to occur of a merger, the sale of substantially all the Common Stock or assets of the Company or other change of control, or (ii) 180 days prior written notice from any holder at any time 62 months after the Effective Date.

         As part of the Plan, a stock option plan was established. Pursuant to certain executive employment contracts, options to purchase shares of Common Stock have been granted to senior executives of the Company at an exercise price of $11.88 per share. A total of 715,692 shares of Common Stock were reserved for issuance under the Company's stock option plan.

         Approximately 3,157,000 shares of Common Stock were reserved for issuance in connection with the exercise of all warrants, and options and conversion of the Preferred Stock. (See Note 8.)


(3)      FRESH START REPORTING

         Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of SOP 90-7. In accordance with SOP 90-7, assets and liabilities were restated as of July 31, 1997 to reflect the reorganization value of the Company, which approximates their fair value at the Emergence Date. In addition, the accumulated deficit of the Company through the Emergence Date was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Plan. Thus, the accompanying condensed consolidated statements of operations and cash flows for periods prior to the Company's emergence from bankruptcy (the "Predecessor Company") are not comparable to the results of operations and cash flows of the Company subsequent to emergence from bankruptcy and the adoption of fresh start reporting (the "Successor Company").

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         A reorganization value of the Company's common equity of approximately $70,200,000 was determined by the Company with the assistance of financial advisors. These advisors (1) reviewed certain historical information for recent years and interim periods; (2) reviewed certain internal financial and operating data including financial projections; (3) met with senior management to discuss operations and future prospects; (4) reviewed publicly available financial data and considered the market value of public companies deemed generally comparable to the Company's operating business; (5) considered certain economic and industry information relevant to the operating business; (6) reviewed a five-year forecast prepared by the Company; and (7) conducted such analysis as appropriate. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the Effective Date. In developing this valuation estimate the advisors, using rates of 30% to 35%, discounted the Company's five-year forecasted free cash flows and an estimate of sales proceeds assuming the Company would be sold at the end of the five-year period within a range of comparable Company multiples.

         The difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities resulted in an unallocated reorganization value of approximately $24,829,000, which was included in property and equipment in the consolidated balance sheet at December 31, 1997, net of recorded amortization. During the second quarter of 1998, the Company completed its allocation of reorganization value as required under fresh start reporting, pursuant to which approximately $17,226,000 of such amount was attributed to the Company's trademarks and the balance remained as property and equipment. This allocation was based on a review of the Company's property and equipment and an appraisal of the Company's trademarks.


(4)      LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                                                      Successor Company
                                                                         -----------------        -----------------
                                                                           June 30, 1998          December 31, 1997
                                                                           -------------          -----------------
                                                                            (Unaudited)

Senior Facility (a)                                                        $  7,197                $    --
13.5% Senior Secured Notes due 2002, net of unamortized
   discount of $6,137 and $6,652 at June 30, 1998 and
   December 31, 1997, respectively (b)                                       78,863                   78,348
Secured Rejection Note (c)                                                    4,416                    4,416
Secured Rent Deferral Notes (c)                                                 630                      429
Prepetition Tax Claims (d)                                                    5,000                    5,000
                                                                           --------                 --------
                                                                             96,106                   88,193
Less current portion                                                         (1,102)                  (1,102)
                                                                          ---------                ---------
Long-term debt                                                             $ 95,004                $  87,091
                                                                          =========                =========

-----------
      (a) On March 31, 1998, the Company entered into a $10 million Senior Secured Revolving Credit Facility (the "Senior Facility") with Foothill Capital Corporation as permitted under the Senior Secured Notes (as defined herein). The Senior Facility bears interest at prime plus 1%, plus certain fees, and allows for the Company to borrow 133% of trailing twelve-month FunCenter contribution (as defined therein) for its top 100 performing FunCenters, up to a maximum loan principal amount of $10 million. The Senior Facility contains restrictions on additional indebtedness, capital expenditures, and dividends, is secured by substantially all of the Company's assets and has cross-default provisions with other obligations of the Company. $2.0 million of the Senior Facility is reserved for resolution of certain disputes in connection with the Company's renovation program (see Note 7).

      (b) In connection with its exit financing to emerge from bankruptcy, the Company issued $85,000,000 of 13.5% Senior Secured Notes due August 1, 2002 (the "Private Senior Secured Notes") and the Warrants. A value of approximately $7,050,000 was allocated to the Warrants based upon their estimated fair value at the time of the issuance, representing the original issue discount on the Private Senior Secured Notes. The Private Senior Secured Notes are secured by substantially all the assets of the Company and interest is payable quarterly beginning November 1, 1997. A separate

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             interest escrow account was established with the trustee to fund interest payments through August 1, 1999. The interest escrow account balance totaled approximately $13,756,000 consisting of treasury securities and accrued interest thereon, at June 30, 1998.

      The Company consummated an offer to exchange $85,000,000 aggregate principal amount of its 13.5% Senior Secured Notes due 2002 (the "Exchange Senior Secured Notes"), which have been registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-4, for $85,000,000 aggregate principal amount of the outstanding Private Senior Secured Notes (the Private Senior Secured Notes together with the Exchange Senior Secured Notes, the "Senior Secured Notes").

      The Senior Secured Notes contain restrictions on additional indebtedness and cross-default provisions with other obligations of the Company. Among other things, the Company is permitted to have outstanding up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations, or purchase money obligations.

      (c) The McDonald's Secured Rejection Note was $4,416,000 at the Emergence Date and is evidenced by a six- year note payable requiring annual principal payments of approximately $736,000. The Secured Rejection Note bears interest at 11% payable annually.

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

      The Secured Rejection Note and the Secured Rent Deferral Notes are secured by first mortgages or deeds of trust on fourteen properties owned by the Company including three undeveloped parcels of land with a book value of $2,747,000 at June 30, 1998, which are included in Land Held for Sale in the Company's Consolidated Balance Sheet. The notes contain certain cross-default provisions including cross-defaults among themselves, with the McDonald's subleases and with other indebtedness of the Company in excess of $2.5 million.

      (d) The prepetition tax claims (the "Tax Claims") represent taxes assessed prior to the Company filing for bankruptcy and have an estimated aggregate principal amount of $5 million. The Tax Claims have maturities of up to six years from the original date of assessment and require payment of principal amounts in equal annual installments. The majority of the Tax Claims accrue simple interest at 10% per annum payable with each annual principal installment. The remainder accrue interest at 12% per annum.


         (5)      LOSS PER COMMON SHARE

         Loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Common equivalents outstanding during the period and common shares issuable upon assumed conversion of the Preferred Stock and other potentially dilutive securities have not been included in the computation of diluted loss per share as their effect is antidilutive for all relevant periods presented. Shares of Common Stock to be issued to unsecured creditors pursuant to the Plan have been reflected as outstanding as of the Effective Date for purposes of calculating the weighted average common shares outstanding in the accompanying unaudited condensed consolidated statement of operations for the three and six month periods ended June 30, 1998.

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         (6)      RELATED PARTY TRANSACTIONS

         An officer of Griffin Bacal, Inc. ("Griffin Bacal"), the Company's advertising agency, serves as a director of the Successor Company. The Company paid approximately $1,573,000 and $4,140,000 to Griffin Bacal for creative services and as agent for purchase of media from third parties during the three and six month periods ended June 30, 1998, respectively.


(7)      COMMITMENTS AND CONTINGENCIES

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program to broaden their entertainment offerings and upgrade their facilities, which was broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters and expects to complete renovations of an additional 15% of its FunCenters by the end of 1998 subject to available financing (see Note 8). To date, the Company also completed the conversion of approximately 75% of its FunCenters to permit the sale of Pizza Hut items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through July 31, 1998, the Company has incurred or committed approximately $28 million in connection with these programs, including excess billings from general contractors which the Company is disputing, and approximately $3 million of advance purchases for future renovation phases.

         From time to time, the Company is a party to lawsuits and other legal matters, including claims relating to injuries which allegedly occurred at the Company's facilities and to alleged employment discrimination. A portion of these claims may be covered by insurance. Management has estimated the potential liabilities resulting from such claims which arose subsequent to the Petition Date and which are not covered by insurance to be approximately $4,189,000 at June 30, 1998 and $3,347,000 at December 31, 1997. These amounts are recorded in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Because these amounts represent estimates, it is reasonably possible that a change in these estimates may occur in the future.


(8)      SUBSEQUENT EVENTS -- ADDITIONAL FINANCING

         On July 17, 1998 the Company completed a $29.5 million financing from the sale of $9.5 million of 14.5% Cumulative Preferred Stock (the "New Preferred Stock") and $20 million of aggregate principal amount of 13.5% Senior Collateralized Notes due 2002 ("New Notes"), both together with warrants to purchase approximately 99.6% of the fully diluted Common Stock for a nominal purchase price. The offering resulted in net proceeds to the Company of approximately $27 million after costs and expenses. The proceeds of the offering
(i) were used to repay outstanding borrowings under the Company's Senior Facility, (ii) were used to purchase $2.8 million of U.S. Treasury Securities that were placed in escrow and pledged as security for scheduled interest payments through August 1, 1999 on the New Notes and (iii) are available for working capital, capital expenditures and other general corporate purposes. In addition $1 million of existing Preferred Stock was exchanged for $1 million of New Preferred Stock.

         The New Preferred Stock was issued in two series, has an aggregate liquidation preference of $10 million, a mandatory redemption date of November 1, 2002 and accumulates dividends at an annual rate of 14.5%, compounded quarterly. Purchasers of the New Preferred Stock, which consisted primarily of existing common and preferred stockholders, also received warrants to purchase an aggregate of 50.6% of the fully diluted Common Stock for a nominal exercise price. DZ intends to launch a rights offering to existing holders of Common Stock to allow them to purchase units of New Preferred Stock and warrants on substantially the same terms as were offered to the purchasers of the Series B Preferred Stock Units.

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The terms of the New Notes are substantially the same as the Company's existing 13.5% Senior Secured Notes due August 1, 2002 (the "Senior Secured Notes"), rank pari-passu in right of repayment and are due May 1, 2002. The priority of claims on the collateral securing the Senior Secured Notes are subordinated to the priority of claims on the collateral securing the New Notes. Purchasers of the New Notes also received two series of warrants to purchase approximately 49% of the fully diluted Common Stock for a nominal exercise price. If the Company redeems the New Notes prior to the end of 1999 and meets certain other conditions, a portion of these warrants aggregating of 9% of the fully diluted Common Stock will be redeemed or canceled at no additional cost to the Company. The Company obtained the required consents to issue the New Notes from holders of the Senior Secured Notes and to increase the Senior Facility to $15 million. The Company is obligated to register the New Notes within six months of issuance.

          In connection with this financing, the Company increased the number of shares of Common Stock authorized for issuance to 2.4 billion and a holder of the New Preferred Stock Units exercised warrants to purchase 426,333,492 shares of Common Stock. Accordingly, subsequent to the financing, the number of shares of Common Stock outstanding was 430.3 million and the number of shares of Common Stock reserved for issuance in connection with the exercise of all warrants, options and preferred stock conversions was approximately 1.8 billion.

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

Overview

         The Company is the leading owner and operator of pay-for-play children's entertainment centers in North America, with a national network of 202 FunCenters in 39 states, Puerto Rico and Canada targeted at children ages two to 12 and two Block Party Stores which target adult customers.

         The Company generates revenue primarily from the operation of the FunCenters. FunCenter revenues are derived from: (i) admission charges; (ii) food and beverage sales; (iii) redemption game and other concession revenue; and
(iv) birthday party fees. The Company's revenues are subject to significant quarterly variations based upon several factors, including seasonal changes in weather, holidays and the school calendar. The Company experienced negative comparable store sales while operating in Chapter 11 and this trend continued through December 1997. Among other factors, comparable store revenues declined because the Company (a) shortened FunCenter operating hours by approximately 18% to curtail operations during unprofitable time periods, (b) reduced its marketing expenditures (see below), and (c) did not update its product offering while in Chapter 11. The Company also experienced a decline in sales during the recent renovation of the FunCenters and expects future renovation to temporarily reduce sales during the renovation period.

         The Company's operating expenses at the store level consist primarily of food and beverage costs, the cost of game merchandise, labor costs, occupancy and maintenance expense. As a substantial portion of store operating expenses, including occupancy costs, facility maintenance and core staffing requirements are fixed, the Company has a high degree of operating leverage. The Company has reduced its rent expense through renegotiation of certain store leases and, since the Effective Date, has generated additional annual cost savings at the store level on a comparable store basis through cost containment measures and improved financial controls.

         The Company incurred substantial restructuring costs while operating under Chapter 11, including the costs of relocating the Company's headquarters, terminating certain employees and rejecting selected store leases. A portion of these costs were discharged in connection with the Plan and other amounts were repaid with the proceeds of the offering of the Units (as defined herein) and the Preferred Stock.

         The Company is currently implementing its Turnaround Plan, which consists of a number of cost-cutting and revenue enhancing initiatives, including an extensive FunCenter renovation program to enhance its product offerings, improved food and beverage offerings, a revamped marketing and promotional campaign and an enhanced hiring and training program for store managers. Through July 31, 1998, the Company had renovated approximately 60% of the FunCenters, which enables such stores to offer new products that have been developed by the Company in conjunction with its entertainment and promotional partners, and converted approximately 75% of its FunCenters to offer Pizza Hut products. Per-customer spending on food has increased in those FunCenters offering Pizza Hut menu items since conversion.

         Comparable store revenues during the second quarter of 1998 were down 5.3%, as compared to a decline of 11.6% during the second quarter of 1997 and an increase of 4% in the first quarter of 1998. During the first six months of 1998, comparable store revenues declined 0.2%, compared to a 17.7% decline in comparable store revenues in the first six months of 1997. This decline in comparable store revenues for the first six months of 1998 consisted of a 10.5% increase in general admission revenues, offset primarily by decreases in birthday party and game revenues. During the first six months of 1998, 94 stores (46.5% of total stores) had increased comparable store revenues as compared to 10 stores (5.0 % of total stores) in the 1997 period, and 163 stores (80.7% of total stores) had increased general admission revenue as compared to 11 stores (5.5% of total stores) in the 1997 period.

         In spite of improvements relative to the comparable period of the prior year, the Company's revenues in the first six months of 1998 were less than expected due to (i) construction delays in completing its FunCenter renovation program and related business disruptions, (ii) corresponding delays in launching certain marketing and promotional programs, (iii) unseasonably warm spring weather in many parts of the United States, which diminished demand for a variety of indoor entertainment activities and (iv) transitional staffing and training expenses associated with the introduction of new entertainment attractions at FunCenters.

         As a result of these factors, the Company experienced negative comparable store sales and negative EBITDA (as defined herein) for the second quarter of 1998. The Company required additional capital to continue funding its operations and implementing the Turnaround Plan and consummated a $29.5 million financing on July 17, 1998. See "Liquidity and Capital Resources."

Results of Operations

         Upon emergence from Chapter 11, the Company adopted Fresh Start Accounting. Thus the Company's balance sheets and statements of operations and cash flows after the Effective Date reflect a new reporting entity (the "Successor Company") and are not comparable to periods prior to the Effective Date (the "Predecessor Company").

         The three and six month periods ended June 30, 1997 and 1998 include the results of the Predecessor Company and the Successor Company, respectively. The principal differences between these periods relate to reporting changes regarding the Company's capital structure and indebtedness and the revaluation of the Company's long-term assets, which primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

Comparison of the Three Months Ended June 30, 1998 and 1997

         Revenue. The Company had revenue of $29.5 million during the second quarter of 1998, a decrease of 9.1% from revenue of $32.5 million during the second quarter of 1997. This decrease was comprised of a 5.3% decrease in comparable store sales during the 1998 period from the 1997 period (as compared to a 11.6% decline the 1997 period) and a decline in the number of FunCenters open during the 1998 period as compared to the 1997 period. Revenues during the second quarter of 1998 were adversely affected due the factors set forth in "Overview."

         Cost of Goods Sold. Cost of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales, was $4.9 million and $5.4 million during the second quarter of 1998 and 1997, respectively. As a percentage of revenue, cost of goods sold remained constant at 16.6% for the 1997 and 1998 periods, despite an increase in costs associated with new product offerings, due to cost reductions attributable to simplified product offerings, improved cost management and lower costs associated with the conversion to a new food and supply vendor.

         Store Operating Expenses. Store operating expenses, which consist primarily of compensation and benefits of FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $25.0 million and $24.2 million during the second quarter of 1998 and 1997, respectively ($24.6 million and $24.5 million, respectively before GAAP Rent Adjustments). This increase was attributable to increased labor costs associated with the Company's new product offerings, offset by reductions in central reservation expenses and other cost savings generated through the Company's cost reduction program and store closings. During the second quarter of 1998, store operating expenses included certain non-recurring costs resulting from training and start-up expenses for new product offerings and disruptions related to the FunCenter renovation program.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include salaries, corporate and regional management expenses and other administrative, promotional and advertising expenses, were $6.9 million and $4.7 million during the second quarter of 1998 and 1997, respectively. This increase was primarily attributable to an increase in sales and marketing programs associated with the Company's Turnaround Plan during the 1998 period as compared to the 1997 period.

          Depreciation and Amortization Expense. Depreciation and amortization expenses were $5.4 million and $5.1 million during the second quarter of 1998 and 1997, respectively. During the 1998 period this expense reflected depreciation and amortization expense related to an increase in the carrying value of the Company's trademarks and property and equipment as a result of its adoption of Fresh Start Accounting for the Successor Company.

         Interest Expense. Interest expense was $3.8 million and $1.3 million during the second quarter of 1998 and 1997, respectively. Reported interest expense for the Predecessor Company did not include interest on pre-petition indebtedness which was suspended during the Company's reorganization under Chapter 11. Had these interest costs been accrued, reported interest expense for the 1997 period would have been $5.3 million.

         Interest Income. The Company reported interest income of $258,000 during the second quarter of 1998. No interest income was recorded in the second quarter of 1997. The increase was due to earnings from the Interest Escrow Account and short-term investment of proceeds from the Company's offering of Units and Convertible Preferred Stock in the exit financing.

         Reorganization Items. Reorganization items of $2.6 million were incurred by the Company during the second quarter of 1997 during its reorganization under Chapter 11. These reorganization items primarily consisted of professional fees.

          EBITDA. The Company reported negative EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for the second quarter of 1998 of $6.8 million before reorganization items and non-cash GAAP rent adjustments which were affected by fresh start accounting ("GAAP Rent Adjustments"), and $7.2 million after such adjustments, compared to negative EBITDA of $2.1 million before such adjustments, and $4.4 million after such adjustments, in the comparable prior year period. This decline was primarily attributable to lower revenue and increased expenditures for sales and marketing programs.

Comparison of the Six Months Ended June 30, 1998 and 1997

         Revenue. The Company had revenue of $70.2 million during the first six months of 1998, a decrease of 1.5% from revenue of $71.3 million during the first six months of 1997. This decrease was comprised of a 0.2% decrease in comparable store sales during the 1998 period over the 1997 period (as compared to a 17.7% decline in the 1997 period) and a reduction of revenue attributable to fewer FunCenters being open during the 1998 period as compared to the 1997 period, offset in part by $1.3 million of additional sponsorship revenue during the 1998 period. Improvements in comparable store revenue trends was primarily due to a 10.5% increase in general admission revenue offset by declines in birthday party and game revenues. Revenues during the second quarter of 1998 were adversely affected by the factors set forth in "Overview."

         Cost of Goods Sold. Cost of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales, was $11.2 million and $12.6 million during the first six months of 1998 and

1997, respectively. As a percentage of revenue, cost of goods sold declined from 17.7% in the 1997 period to 15.9% in the 1998 period. This reduction was primarily attributable to simplified product offerings, improved cost management and lower costs associated with the conversion to a new food and supply vendor, offset by increases due to new product offerings.

         Store Operating Expenses. Store operating expenses, which consist primarily of compensation and benefits of FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $53.1 million and $50.6 million during the first six months of 1998 and 1997, respectively ($52.3 million and $51.1 million, respectively, before GAAP Rent Adjustments). As a percentage of total revenues, store operating expenses increased from 70.9% in the 1997 period to 75.7% in the 1998 period. This increase was attributable to increased labor costs associated with the Company's new product offerings, offset by reductions in central reservation expenses and other cost savings generated through the Company's cost reduction program and store closings. During the first six months of 1998, store operating expenses included certain non-recurring costs resulting from training and start-up expenses for new product offerings and disruptions related to the FunCenter renovation program.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include salaries, corporate and regional management expenses and other administrative, promotional and advertising expenses, were $12.7 million and $9.1 million during the first six months of 1998 and 1997, respectively. This increase was primarily attributable to an increase in sales and marketing programs associated with the Company's revitalization plan during the 1998 period as compared to the 1997 period.

          Depreciation and Amortization Expense. Depreciation and amortization expenses were $10.8 million and $10.2 million during the first six months of 1998 and 1997, respectively. During the 1998 period this expense reflected depreciation and amortization expense related to an increase in the carrying value of the Company's trademarks and property and equipment as a result of its adoption of Fresh Start Accounting for the Successor Company.

         Interest Expense. Interest expense was $7.5 million and $2.5 million during the first six months of 1998 and 1997, respectively. Reported interest expense for the Predecessor Company did not include interest on petition indebtedness which was suspended during the Company's reorganization under Chapter 11. Had these interest costs been accrued, reported interest expense for the 1997 period would have been $10.3 million.

         Interest Income. The Company reported interest income of $591,000 during the first six months of 1998. No interest income was recorded in the first six months of 1997. The increase was due to earnings from the Interest Escrow Account and short-term investment of proceeds from the Company's offering of Units and Convertible Preferred Stock in the exit financing.

         Reorganization Items. Reorganization items of $4.1 million were incurred by the Company during the first six months of 1997 during its reorganization under Chapter 11. These reorganization items primarily consisted of professional fees.

          EBITDA. The Company reported negative EBITDA for the first six months of 1998 of $5.9 million, before reorganization items and non-cash GAAP rent adjustments which were affected by fresh start accounting ("GAAP Rent Adjustments"), and $6.8 million after such adjustments, compared to negative EBITDA of $1.5 million before such adjustments, and $5.0 million after such adjustments, in the comparable prior year period. This decline was primarily attributable to lower revenues during the second quarter of 1998 as compared to the prior year period and increased expenditures for sales and marketing programs.

Liquidity and Capital Resources

         The Company does not require significant working capital to operate because it does not have significant receivables or inventory and utilizes trade credit in purchasing food products and other supplies. The Company requires cash primarily to finance capital expenditures to maintain and upgrade existing stores and to fund operating losses and debt service. Following the implementation of its Turnaround Plan, the Company will also need cash to build new stores. Historically, the Company has met these liquidity requirements primarily through external financing, including through the issuance of debt and equity securities and borrowings under revolving credit facilities, as well as through cash flow generated by operating activities.

         In connection with the Plan of Reorganization, substantially all of the Company's pre-petition debt facilities and other obligations to creditors were restructured, repaid or eliminated, including certain pre-petition tax claims, the McDonald's Note and the McDonald's Rent Deferral Secured Notes. Upon emerging from Chapter 11, the Company issued (a) units (the "Units") consisting of $85.0 million aggregate principal amount of Senior Secured Notes and Warrants and (b) $15.0 million of Preferred Stock. The net proceeds of the offerings of the Units and Preferred Stock totaled $93.8 million. Of that amount, the Company
(i) repaid borrowings, claims and expenses incurred while under Chapter 11 of $45.5 million, (ii) purchased an aggregate of $21.6 million of securities, consisting of U.S. Treasury Securities, that were placed in escrow (the "Escrowed Interest Account") and pledged as security for scheduled interest payments on the Senior Secured Notes through August 1, 1999, and (iii) applied $26.7 million to finance capital expenditures, and provide capital for working capital and other general corporate purposes.

         The Company holds for sale certain parcels of undeveloped land which secure the McDonald's Senior Secured Notes. To the extent such sales occur prior to the due date for debt services, the net proceeds for such sales would be available to be applied to such payments.

         On March 31, 1998, the Company entered into a $10.0 million Senior Secured Revolving Credit Facility with Foothill Capital Corporation (the "Senior Facility") as permitted under the Indenture (the "Secured Notes Indenture"), dated as of July 22, 1997, among the Company, the guarantors named therein and State Street Bank and Trust Company, trustee. The Senior Facility bears interest at prime plus 1% plus certain fees and allows the Company to borrow 133% of the 12-month trailing FunCenter contribution (as defined therein) for its 100 top performing FunCenters up to a maximum principal amount of $10.0 million. As of July 31, 1998, the Company had the ability to borrow $10 million, subject to a $2.0 million reserve for certain contractor disputes. See "Financial Statements -- Senior Secured Notes to Unaudited Condensed Consolidated Financial Statements."

         The Company is also permitted under the Secured Notes Indenture to incur up to $5.0 million of new indebtedness under sale and leaseback transactions, capital lease obligations or purchase money obligations and recently received the consent from holders of the Senior Secured Notes to increase the Senior Facility to $15 million, although there can be no assurance that the Company will be able to enter into a new or amended credit facility providing for such an increase.

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program designed to broaden their entertainment offerings, upgrade their facilities and give them a "new look." This renovation program was much broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters, and expects to complete renovations for an additional 15% of its FunCenters by the end of 1998. Through July 31, 1998, the Company also completed the conversion of approximately 75% of its FunCenters to permit the sale of Pizza Hut menu items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through July 31, 1998, the Company has incurred or committed approximately $28 million in connection with these programs, including excess billings from general contractors which the Company is disputing, and approximately $3 million of advance purchases for future renovation phases. The Company estimates that the cost to complete the renovation of an additional 15% of its FunCenters, excluding advanced purchases referred to above will be approximately $2 to $3 million.

         During the six months ended June 30, 1998 and 1997, cash used by operations was $1.8 million and $5.1 million, respectively, before reorganizations items. The decrease in cash used in operations was primarily attributable to increases in payables and accrued expenses in the 1998 period related to the Company's renovation program.

         At June 30, 1998, the Company had an unrestricted cash balance of approximately $400,000 and borrowings under its Senior Facility of $7.2 million. The Company repaid all outstanding amounts under the Senior Facility in July 1998 using the proceeds from the offerings of the New Notes and the New Preferred Stock (each as defined herein). The Company also had $13.8 million in cash and investments in the Escrowed Interest Account as of June 30, 1998, which amount is dedicated to making scheduled payments of interest on the Senior Secured Notes through August 1, 1999.

         On July 17, 1998 the Company completed a $29.5 million financing from the sale of $9.5 million of 14.5% Cumulative Preferred Stock (the "New Preferred Stock") and $20 million of aggregate principal amount of 13.5% Senior Collateralized Notes due 2002 (the "New Notes"), both together with warrants to purchase approximately 99.6% of the fully diluted common stock of the Company for a nominal purchase price. The offerings resulted in net proceeds to the Company of approximately $27 million after costs and expenses which (i) were used to repay outstanding borrowings under the Company's Senior Facility, (ii) were used to purchase $2.8 million of U.S. Treasury Securities that were placed in escrow and pledged as security for scheduled interest payments on the $20 million of New Notes through August 1, 1999 and (iii) are available for working capital, capital expenditures and other general corporate purposes. In addition $1 million of existing Preferred Stock was exchanged for $1 million of New Preferred Stock. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

         If the Company's renovation program is further delayed or costs more than currently expected, or if results of operations do not improve sufficiently to generate positive cash flow from operations, later phases of the Company's renovation program would be delayed and the Company could require additional financing for working capital and to complete its renovation program. Historically, the cash necessary to complete the Company's capital expenditure program, fund operating losses, if any, and working capital has been provided by the Company's financing activities, including from the proceeds from the sale of debt and equity securities, and equipment financing, and under the Company's Senior Facility. Should operating cash flow of existing FunCenters increase to a level beyond that which is needed to maintain its operations and service its outstanding indebtedness, the Company also expects to use such cash to fund capital expenditures at existing FunCenters or to build new FunCenters. If operating cash flows do not so increase, or additional capital is not raised, it is unlikely that additional FunCenters, beyond those anticipated to be renovated in 1998, will be renovated.

         If the Company continues to generate negative operating cash flow, less capital will be available for its renovation program, which may, in turn, adversely impact implementation of the Company's Turnaround Plan and thus, future operating results. In the event that the results of its business strategy are not sufficient for the Company to generate positive cash flow from operations, or take longer than expected, the Company is likely to need additional financing for debt service, working capital and later phases of the renovation program.

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

                              DISCOVERY ZONE, INC.
                           PART II--OTHER INFORMATION

Item 1.    Legal Proceedings
                Not Applicable

Item 2.    Changes in Securities and Use of Proceeds

           Changes in Securities

           In connection with its offerings of New Notes and New Preferred Stock (the "Offering"), the Company obtained the consent from holders of a majority in aggregate principal amount of the Senior Secured Notes to amend certain provisions and waive certain covenants of the Secured Notes Indenture and to enter into a supplemental indenture thereto. The Offering closed on July 17, 1998.

           Waivers

           The Company received the following waivers which were necessary to permit the Offering, including:

                (i) a waiver of the "Limitation on Incurrence of Additional Indebtedness and Issuance of Preferred Stock" covenant to permit the Company to issue up to $20 million of New Notes without meeting the tests currently required by such covenant for the incurrence of additional indebtedness;

                (ii) a waiver of the "Limitation on Liens" covenant to permit the Company to incur additional liens on collateral securing the Senior Secured Notes in connection with the issuance of the New Notes (which liens are senior in priority to the liens on the collateral securing the Senior Secured Notes);

                (iii) a waiver of the "Impairment of Security Interest" covenant to permit the Company to enter into an indenture, an intercreditor agreement and certain related agreements with respect to the New Notes pursuant to which the holders of New Notes were granted security interests in and liens on certain collateral securing the New Notes;

                (ii) a waiver of certain provisions of the Secured Notes Indenture providing that the trustee thereunder could execute a new intercreditor agreement providing for liens on the New Notes that are senior in priority of payment to the Senior Secured Notes, that the New Notes be fully secured and that holders of the New Notes be permitted to apply for, and that holders of Senior Secured Notes not object to, any application for adequate protection in favor of the holders of the New Notes in the event of a bankruptcy filing by the Company.

           Amendments

           The Company obtained the necessary consents to amend certain provisions of the Indenture to permit the Offering, including:

                (i) amendments to the "Limitation on Restricted Payments" covenant permitting the Company (A) to redeem and repurchase the New Notes under certain circumstances, such as upon a change of control and following certain asset sales, in each case on terms substantially similar to the corresponding provisions of the Secured
           Note Indenture (B) at the Company's option, upon the closing of certain public equity offerings by the Company, to redeem up to 100% of the original principal amount of the New Notes and to apply the proceeds of such offerings to pay accrued and unpaid dividends on the New

           Preferred Stock upon the conversion thereof into Common Stock; and
           (C) to redeem or repurchase the warrants issued in connection with any such public equity offerings under certain circumstances

                (ii) an amendment to the definition of "Permitted Indebtedness" to permit the Company to incur up to $20 million of additional indebtedness in connection with the issuance of the New Notes,

                (iii) an amendment to the "Limitation on the Incurrence of Additional Indebtedness and Issuance of Preferred Stock" covenant to permit certain subsidiaries of the Company to guarantee the New Notes;

                (iv) an amendment to the definition of "Permitted Liens" to permit the Company, in connection with the issuance of the New Notes, to incur additional liens on the collateral securing the Senior Secured Notes;

                (v) an amendment to the definition of "Permitted Investments" to permit the Company to make investments in the New Notes;

                (vi) amendments to the "Limitation on Impairment of Security Interests" covenant, the "Grant of Security Interest" covenant, the "Execution of Intercreditor Agreement" covenant, the "Release of Collateral" covenant, the "Specified Releases of Collateral" covenant, the "Authorization of Actions to Be Taken by the Trustee Under the Collateral Agreements" covenant and the "Subordination of Security Interest" covenant, in each case to permit the Trustee to enter into an intercreditor agreement with respect to the New Notes;

                (vii) amendments to the "Limitation on Merger, Consolidation and Sale of Assets" covenant and the "Successor Corporation Substituted" covenant, in each case to the extent necessary to require that any successor corporation to the Company as a result of a merger, consolidation, sale of assets or other transaction involving the Company, assume the Company's obligations under an intercreditor agreement with respect to the New Notes;

                (viii) an amendment to the "Limitation on Incurrence of Additional Indebtedness and Issuance of Preferred Stock" covenant to permit the Company to incur additional secured indebtedness under an amended or additional Senior Facility secured by a first priority security interest in and lien upon, among other things, the collateral securing the Senior Secured Notes;

                (ix) an amendment to the "Limitation on Liens" covenant to permit the Company to incur additional liens (which liens will be senior in priority to liens securing collateral under the Senior Secured Notes) in connection with an amended or additional Senior Facility;

                (x) an amendment to the "Impairment of Security Interest" covenant to permit the Company and the trustee with respect to the Senior Secured Notes to enter into an intercreditor agreement and certain related agreements in connection with the incurrence of any additional senior secured indebtedness pursuant to which the new lenders thereunder will be granted a security interest and lien on the collateral securing the Senior Secured Notes that will be senior in priority to the security interests and liens securing collateral under the Existing Notes;

                (xi) amendments to the definitions of "Eligible Credit Facility," "Intercreditor Agreement" and "Permitted Indebtedness" to permit the Company to incur up to $5 million of additional senior secured indebtedness under the "Limitation on the Incurrence of Additional Indebtedness and Issuance of Preferred Stock" covenant; and

                (xii) an amendment to the "Merger, Consolidation and Sale of Assets" and the "Successor Corporation Substituted" covenants, in each case to the extent necessary to require that any successor corporation to the Company as a result of a merger, consolidation, sale of assets or other transaction involving the Company, assume the Company's obligations in connection with any intercreditor agreement entered into in connection with any additional senior secured indebtedness; and

                (xiii) various amendments to the provisions of "Grant of Security Interest" covenant, the "Execution of Intercreditor Agreement" covenant, the "Release of Collateral" covenant, the "Specified Releases of Collateral" covenant; the "Authorization of Actions to Be Taken by the Trustee under the Collateral Agreements" covenants and "Subordination of Security Interest" covenants to permit the trustee with respect to the Senior Secured Notes to enter into an intercreditor agreement with respect to the Senior Secured Notes.

           Use of Proceeds

           The Company used approximately $2.8 million of the proceeds from the offerings of New Notes and New Preferred Stock to purchase a portfolio of securities, consisting of U.S. government securities, that were pledged as security for the scheduled interest payments on the New Notes through August 1, 1999. The Company used approximately $8.0 million of such proceeds to repay outstanding advances under the Senior Facility. Of the remaining net proceeds of such offerings, the Company expects to use approximately $12.0 million to finance capital expenditures and the remainder to pay certain obligations incurred by the Company in connection with its store renovation program and for general corporate purposes, including funding operating losses and changes in working capital. Pending such uses, the proceeds from such offerings will be invested in investment grade short-term interest-bearing securities or money market funds.

Item 3.    Defaults upon Senior Securities
                Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           On July 14, 1998, a majority of the stockholders of the Company authorized the Company by written consent to amend the Company's Amended and Restated Certificate of Incorporation to, among other things, (i) increase the authorized share capital of the Company to 2,400,000,000 shares, consisting of 2,200,000,000 shares of Class A Voting Common Stock, par value $.00017 per share, 190,000,000 shares of Class B Nonvoting Common Stock, par value $.00017 per share and 10,000,000 shares of Preferred Stock, par value $.01 per share and
(ii) modify certain corporate governance provisions thereunder with respect to the size and composition of the Board of Directors and the ability of the Board of Directors to authorize any filing for bankruptcy.

Item 5.    Other Information
                Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits


  Exhibit
  Number                                                      Description


      1.1 Purchase Agreement dated July 9, 1998, between the Company and Jefferies & Company, Inc. (the "Initial Purchaser").

      3.1           Amended and Restated By-laws of the Company.

      4.1 First Supplemental Indenture, dated as of July 17, 1998, among the Company, the guarantors named therein and State Street Bank and Trust Company.

      4.2 Indenture, dated as of July 17, 1998, among the Company, as issuer, Discovery Zone (Canada) Limited, Discovery Zone (Puerto Rico), Inc. and Discovery Zone Licensing, Inc., as guarantors (the "Subsidiary Guarantors") and Firstar Bank of Minnesota, N.A., as trustee.

      4.3 Registration Rights Agreement, dated as of July 17, 1998, between the Company and the Initial Purchaser.

      4.4 Warrant Agreement, dated as of July 17, 1998, between the Company and Firstar Bank of Minnesota, N.A., as warrant agent (the "Warrant Agent"), relating to the Series A Preferred Units.

      4.5 Warrant Agreement, dated as of July 17, 1998, between the Company and the Warrant Agent, relating to the Series B Preferred Units.

      4.6 Escrow and Security Agreement, dated as of July 17, 1998, between the Company, as pledgor, and Firstar Bank of Minnesota, N.A., as trustee and security agent.

      4.7 Pledge Agreement, dated as of July 17, 1998, between the Company and the Firstar Bank of Minnesota, N.A., as collateral agent (the "Collateral Agent").

      4.8 Subsidiary Pledge Agreement, dated as of July 17, 1998, between the Subsidiary Guarantors and the Collateral Agent.

      4.9 Intercreditor Agreement, dated as of July 17, 1998, between Foothill Capital Corporation and the Firstar Bank of Minnesota, N.A., as trustee and collateral agent.

      4.10 Intercreditor Agreement, dated as of July 17, 1998, between Firstar Bank of Minnesota, N.A., as collateral agent, and State Street Bank and Trust Company, as collateral agent.

      27.1          Financial Data Schedule, for the six months ended June 30,
                    1998.

      27.2          Financial Data Schedule, for the six months ended June 30,
                    1997.


(b)      Reports on Form 8-K

         Current Report on Form 8-K, dated July 17, 1998:  Item 5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 1998                     DISCOVERY ZONE, INC.

         Signature                                 Title
         ---------                                 -----

/s/ Scott W. Bernstein                    Chief Executive Officer,
-----------------------
     Scott W. Bernstein                     President and Director


/s/ Robert G. Rooney                      Senior Vice President, Chief Financial
-----------------------
     Robert G. Rooney                       and Administrative Officer