Form 10-Q
period 1998-09-30
DISCOVERY ZONE INC
filed 1998-11-13
CIK 900392

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 1998.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

      Common stock outstanding as of November 11, 1998: 430,333,492 shares

                              DISCOVERY ZONE, INC.

                         PART 1 -- FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------


ITEM 1. FINANCIAL STATEMENTS

        Unaudited Condensed Consolidated Statements of
        Operations - Three Months Ended September 30, 1998 and 1997         3

        Unaudited Condensed Consolidated Statements of Operations -
        Nine Months Ended September 30, 1998 and 1997                       4

        Condensed Consolidated Balance Sheets - September 30, 1998
        (unaudited) and December 31, 1997                                   5

        Unaudited Condensed Consolidated Statements of Cash
        Flows - Nine Months Ended September 30, 1998 and 1997               6

        Notes to Unaudited Condensed Consolidated Financial
        Statements                                                          7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      13
          AND RESULTS OF OPERATIONS



                          PART II -- OTHER INFORMATION

                                                                        Page No.
                                                                        --------

ITEM 1.    LEGAL PROCEEDINGS                                               19

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                       19

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                 21

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             21

ITEM 5.    OTHER INFORMATION                                               21

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                21

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                                                 Predecessor
                                                                  Successor Company                Company
                                                                  -----------------                -------
                                                           Three Months          Two Months        One Month
                                                              Ended                Ended             Ended
                                                        September 30, 1998   September 30,1997   July 31, 1997
                                                        ------------------   -----------------   -------------

REVENUE ............................................         $  28,384          $  20,080          $  11,241

COST OF GOODS SOLD .................................             4,724              3,060              1,537
STORE OPERATING EXPENSES ...........................            25,311             16,756              8,715
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSE ........................................             7,463              4,142              2,084
DEPRECIATION AND AMORTIZATION ......................             5,884              3,982              1,705
                                                             ---------          ---------          ---------
OPERATING LOSS .....................................           (14,998)            (7,860)            (2,800)

OTHER INCOME  (EXPENSE):
    Interest, net ..................................            (4,177)            (2,644)              (649)
    Other, net .....................................               389                 34                 41
                                                             ---------          ---------          ---------
       Total other expense, net ....................            (3,788)            (2,610)              (608)
                                                             ---------          ---------          ---------
LOSS BEFORE REORGANIZATION ITEMS AND
    EXTRAORDINARY ITEM .............................           (18,786)           (10,470)            (3,408)

REORGANIZATION ITEMS:
    Professional fees ..............................              --                 --               (2,477)
    Unallocated reorganization value ...............              --                 --               24,829
    Other, net .....................................              --                 --               (6,663)
                                                             ---------          ---------          ---------
       Total reorganization items ..................              --                 --               15,689
                                                             ---------          ---------          ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ........           (18,786)           (10,470)            12,281
EXTRAORDINARY ITEM-GAIN ON DISCHARGE OF
    DEBT ...........................................              --                 --              332,165
                                                             ---------          ---------          ---------
NET INCOME (LOSS) ..................................           (18,786)           (10,470)           344,446

ACCRETION OF REDEEMABLE
    PREFERRED STOCK TO REDEMPTION VALUE ............              (126)               (36)              --
DIVIDENDS ON 14.5% CUMULATIVE PREFERRED
    STOCK ..........................................              (319)              --                 --
                                                             ---------          ---------          ---------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    SHAREHOLDERS ...................................         $ (19,231)         $ (10,506)         $ 344,446
                                                             =========          =========          =========

Per common share - basic and diluted:
    Loss before extraordinary item .................         $   (0.05)         $   (2.63)         $    0.21
    Extraordinary item-gain on discharge of debt ...              --                 --                 5.76
                                                             ---------          ---------          ---------
    Net income (loss) ..............................         $   (0.05)         $   (2.63)         $    5.97
                                                             =========          =========          =========
Weighted average number of common shares outstanding           356,189              4,000             57,705
                                                             =========          =========          =========


        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                                                  Predecessor
                                                                  Successor Company                 Company
                                                                  -----------------                 -------
                                                           Nine Months          Two Months        Seven Months
                                                              Ended                Ended              Ended
                                                       September 30, 1998    September 30,1997    July 31, 1997
                                                       -------------------  ------------------ ----------------

REVENUE ............................................         $  98,595          $  20,080          $  82,537

COST OF GOODS SOLD .................................            15,895              3,060             14,136
STORE OPERATING EXPENSES ...........................            78,445             16,756             59,267
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSE ........................................            20,207              4,142             11,160
DEPRECIATION AND AMORTIZATION ......................            16,654              3,982             11,920
                                                             ---------          ---------          ---------
OPERATING LOSS .....................................           (32,606)            (7,860)           (13,946)

OTHER INCOME  (EXPENSE):
    Interest, net ..................................           (11,050)            (2,644)            (3,163)
    Other, net .....................................               442                 34                 73
                                                             ---------          ---------          ---------
      Total other expense, net .....................           (10,608)            (2,610)            (3,090)
                                                             ---------          ---------          ---------
LOSS BEFORE REORGANIZATION ITEMS, INCOME
    TAX PROVISION AND EXTRAORDINARY ITEM ...........           (43,214)           (10,470)           (17,036)

REORGANIZATION ITEMS:
    Professional fees ..............................              --                 --               (6,164)
    Unallocated reorganization value ...............              --                 --               24,829
    Other, net .....................................              --                 --               (7,082)
                                                             ---------          ---------          ---------
      Total reorganization items ...................              --                 --               11,583
                                                             ---------          ---------          ---------
LOSS BEFORE INCOME TAX PROVISION AND
    EXTRAORDINARY ITEM .............................           (43,214)           (10,470)            (5,453)
INCOME TAX PROVISION ...............................              (125)              --                 --
                                                             ---------          ---------          ---------
LOSS BEFORE EXTRAORDINARY ITEM .....................           (43,339)           (10,470)            (5,453)
EXTRAORDINARY ITEM-GAIN ON DISCHARGE
    OF DEBT ........................................              --                 --              332,165
                                                             ---------          ---------          ---------
NET INCOME (LOSS) ..................................           (43,339)           (10,470)           326,712
ACCRETION OF REDEEMABLE
    PREFERRED STOCK TO REDEMPTION VALUE ............              (234)               (36)              --
DIVIDENDS ON 14.5% CUMULATIVE PREFERRED
    STOCK ..........................................              (319)              --                 --
                                                             ---------          ---------          ---------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
    SHAREHOLDERS ...................................         $ (43,892)         $ (10,506)         $ 326,712
                                                             =========          =========          =========
Per common share - basic and diluted:
    Loss before extraordinary item .................         $   (0.36)         $   (2.63)         $   (0.09)
    Extraordinary item-gain on discharge of debt ...              --                 --                 5.75
                                                             ---------          ---------          ---------
    Net income (loss) ..............................         $   (0.36)         $   (2.63)         $    5.66
                                                             =========          =========          =========

Weighted average number of common shares outstanding           122,686              4,000             57,705
                                                             =========          =========          =========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                               Successor Company
                                                               -----------------
                                                      September 30, 1998   December 31, 1997
                                                      ------------------   -----------------
                       ASSETS                             (unaudited)
CURRENT ASSETS:

    Cash and cash equivalents                             $   2,527            $   8,607
    Restricted cash and investments                          13,868               13,036
    Receivables, net                                            776                  750
    Inventories                                               1,891                1,739
    Prepaid expenses and other current assets                 3,642                5,093
                                                          ---------            ---------
      TOTAL CURRENT ASSETS                                   22,704               29,225
RESTRICTED CASH AND INVESTMENTS                                --                  5,981
PROPERTY AND EQUIPMENT, NET                                 110,220              131,352
LAND HELD FOR SALE                                            3,635                3,635
TRADEMARK, NET                                               15,911                 --
OTHER ASSETS, NET                                             8,617                6,398
                                                          ---------            ---------
      TOTAL ASSETS                                        $ 161,087            $ 176,591
                                                          =========            =========

            LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                      $  11,099            $  13,657
    Accrued liabilities                                      10,724               11,116
    Note payable and capital lease obligation                   423                  304
    Current portion of long-term debt                           944                1,102
                                                          ---------            ---------
      TOTAL CURRENT LIABILITIES                              23,190               26,179

LONG-TERM DEBT                                              107,343               87,091
OTHER LONG-TERM LIABILITIES                                   8,393                7,169
SERIES A CONVERTIBLE PREFERRED STOCK - 1,000 shares
    authorized, 993 and 1,000 shares issued and
    outstanding, and redemption value of $14,000
    and $15,000 at September 30, 1998 and
    December 31, 1997, respectively                          13,122               13,897

14.5% CUMULATIVE PREFERRED STOCK - Series A Senior
    Cumulative Preferred - 80,000
    shares authorized, issued and outstanding
    at September 30, 1998, and Series B Senior Cumulative
    Preferred - 340,000 shares authorized, 337,101 shares
    issued and outstanding at September 30, 1998             10,510                 --

COMMON STOCK AND OTHER EQUITY (DEFICIT):
    Common stock - $.01 par value,
    10,000,000 shares authorized, 4,000,000 shares
    issued and outstanding at December 31, 1997,
    and Common Stock - $.00017 par value, 2,400,000,000
    shares authorized, 430,333,492
    shares issued and outstanding at September 30, 1998          73                   40

Additional paid-in capital                                   69,649               70,063
Cumulative translation adjustment                               112                  118
Accumulated deficit                                         (71,305)             (27,966)
                                                          ---------            ---------
TOTAL COMMON STOCK AND OTHER EQUITY                          (1,471)              42,255
    (DEFICIT)                                             ---------            ---------
    TOTAL LIABILITIES AND EQUITY                          $ 161,087            $ 176,591
                                                          =========            =========

        The accompanying notes are an integral part of these statements

                              DISCOVERY ZONE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                       Predecessor
                                                                        Successor Company                Company
                                                                        -----------------                -------
                                                                  Nine Months          Two Months       Seven Months
                                                                     Ended                Ended             Ended
                                                                September 30, 1998  September 30,1997   July 31, 1997
                                                                ------------------  -----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $ (43,339)        $ (10,470)        $ 326,712
Adjustments to reconcile net income (loss) to net cash used
  by operating activities before Reorganization items:
     Reorganization items                                                 --                --             (11,583)
     Extraordinary item--gain on discharge of debt                        --                --            (332,165)
     Depreciation and amortization                                      16,654             3,982            11,920
     Amortization of debt discount and other noncash interest
     charges                                                             1,941               383              --
     Plan administrative payments                                         (183)             --              (1,109)
     Changes in operating assets and liabilities:
         Receivables                                                       (26)              (42)              630
         Inventories                                                      (152)              185               724
         Prepaid expenses and other assets                              (1,451)           (4,862)             (484)
         Restricted cash and investments                                 7,964              --                --
         Accounts payable                                                  (94)           (1,044)              814
         Accrued liabilities                                             1,319              (921)           (3,182)
         Other                                                             (70)             (121)              (70)
                                                                     ---------         ---------         ---------
Net cash used by operating activities before reorganization items      (14,535)          (12,910)           (7,831)
     Reorganization items                                                 --                --              11,583
     Adjustments to reconcile reorganization items to cash used by reorganization items:
         Unallocated reorganization value                                 --                --             (24,829)
         Accrued reorganization expenses                                  (525)             --              10,118
                                                                     ---------         ---------         ---------
         Net cash used by reorganization items                            (525)             --              (3,128)
                                                                     ---------         ---------         ---------
Net cash used by operating activities after reorganization items       (15,060)          (12,910)          (10,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                    (14,865)             (723)             (567)
Proceeds from sale of property and equipment                              --                --                  99
                                                                     ---------         ---------         ---------
Net cash used by investing activities                                  (14,865)             (723)             (468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of debtor-in-possession credit facilities                   --                --             (22,448)
Proceeds from Senior Secured Notes with Warrants                          --                --              85,000
Proceeds from Preferred Stock Issuance                                   9,500              --              15,000
Proceeds from Senior Collateralized Notes with Warrants                 20,000              --                --
Increase in McDonald's Rent Deferral Note                                 --                 66               --
Payment of McDonald's Secured Rejection Note                              (736)             --                --
Payment of financing costs                                              (2,052)             --              (4,569)
Escrow of restricted cash                                               (2,815)             --             (21,608)
Proceeds from short-term borrowings                                        139               410               276
Repayment of short-term borrowings                                        (191)             --                (158)
Advances from Birch Holdings LLC                                          --                --               2,500
Repayment of advances from Birch Holdings LLC                                               --              (2,500)
                                                                     ---------         ---------         ---------
Net cash provided by financing activities                               23,845               476            51,493
                                                                     ---------         ---------         ---------
Net increase (decrease) in cash                                         (6,080)          (13,157)           40,066
Cash and cash equivalents, beginning of period                           8,607            43,392             3,326
                                                                     ---------         ---------         ---------
Cash and cash equivalents, end of period                             $   2,527         $  30,235         $  43,392
                                                                     =========         =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                               $   9,185         $     291         $   3,340
                                                                     =========         =========         =========
Cash paid for professional fees in connection with
     Chapter 11 proceeding                                           $   1,194         $     143         $   3,128
                                                                     =========         =========         =========

        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Discovery Zone, Inc. (the "Company") is the leading owner and operator of pay-for-play children's entertainment centers ("FunCenters") in North America with a national network of 199 FunCenters in 39 states, Puerto Rico and Canada. The Company also operates two entertainment centers targeting adult customers, under the "Block Party" name.

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

         In accordance with SOP 90-7, the Company did not accrue interest on its prepetition interest bearing obligations during bankruptcy as it was unlikely such interest would be paid under the Plan. The amount of such unaccrued contractual interest incurred prior to the effective date during the three and nine month periods ended September 30, 1997 was approximately $1,326,000 and $9,176,000, respectively.

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

         Certain amounts in the 1997 Condensed Consolidated Financial Statements have been reclassified to conform with the 1998 presentation.

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

         Pursuant to the Plan, substantially all the Company's prepetition unsecured liabilities were converted to equity in exchange for units consisting of nine shares of Common Stock and a ten-year warrant to purchase one share of Common Stock at a price of $17.55 (the "Ten Year Warrants"). The Company reserved 4,000,000 shares of Common Stock for issuance to such unsecured creditors and 444,444 shares of Common Stock were reserved for issuance in connection with the Ten Year warrants.

         In connection with its emergence from bankruptcy, the Company raised $100 million through the issuance of $15 million of Convertible Redeemable Preferred Stock ("Preferred Stock") and $85 million of 13.5% Senior Secured Notes with Warrants, resulting in $93.8 million of net proceeds to the Company after deducting related offering costs (the "Exit Financing"). The proceeds were used to repay the Company's debtor-in-possession credit facilities and certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's emergence from bankruptcy and to fund the Bond Interest Escrow Account, which is included in Restricted Cash and Investments in the accompanying condensed consolidated balance sheets. The Senior Secured Note holders also received warrants (the "Warrants") to purchase 805,154 shares of Common Stock at $.01 per share exercisable through August 1, 2007, which at the time of issuance represented approximately 12.5% of the fully diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants and conversion of the Preferred Stock. A portion of the proceeds from the Senior Secured Notes was allocated to the Warrants (See Note 5).

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The Preferred Stock is convertible at any time into 1,191,626 shares of Common Stock at an effective conversion price of $12.59 per common share. At the time of issuance, the Preferred Stock represented approximately 18.5% of the fully diluted shares of Common Stock after giving effect to the exercise of the Warrants and the Ten Year Warrants. The terms of the Preferred Stock include a liquidation preference, the right to receive dividends, if paid, voting rights, Board of Directors representation and redemption upon (i) the earlier to occur of a merger, the sale of substantially all the Common Stock or assets of the Company or other change of control, or (ii) 180 days prior written notice from any holder at any time 62 months after the Effective Date.

         As part of the Plan, a stock option plan was established. Pursuant to certain executive employment contracts, options to purchase shares of Common Stock have been granted to senior executives of the Company at an exercise price of $11.88 per share. A total of 715,692 shares of Common Stock are reserved for issuance under the Company's stock option plan.

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

         The difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities resulted in an unallocated reorganization value of approximately $24,829,000 which was included in property and equipment in the consolidated balance sheet at December 31, 1997, net of recorded amortization. During the second quarter of 1998, the Company completed its allocation of reorganization value as required under fresh start reporting, pursuant to which approximately $17,226,000 of such amount was attributed to the Company's trademarks and the balance remained as property and equipment. This allocation was based on a review of the Company's property and equipment and an appraisal of the Company's trademarks.

(4)      SENIOR COLLATERALIZED NOTES AND 14.5% CUMULATIVE PREFERRED STOCK

          On July 17, 1998 the Company completed a $29.5 million financing from the sale of $10.5 million of 14.5% Cumulative Preferred Stock (the "New Preferred Stock") resulting in proceeds of $9.5 million (see below) and $20 million of aggregate principal amount of 13.5% Senior Collateralized Notes due 2002 ("New Notes"), both together with warrants to purchase approximately 99.6% of the fully diluted Common Stock for a nominal purchase price. The offering resulted in net proceeds to the Company of approximately $27 million after costs and expenses. The proceeds of the offering (i) were used to repay outstanding borrowings under the Company's Senior Facility, (ii) were used to purchase $2.8 million of U.S. Treasury Securities that were placed in escrow and pledged as security for scheduled interest payments through August 1, 1999 on the New Notes and (iii) are available for working capital, capital expenditures and other general corporate purposes, including

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

previously incurred costs associated with the Company's renovation program and operating losses. In addition $1 million of existing Preferred Stock was exchanged for $1 million of New Preferred Stock.

          The New Preferred Stock was issued in an aggregate liquidation preference of $10.5 million, a mandatory redemption date of November 1, 2002 and accumulates dividends at an annual rate of 14.5%, compounded quarterly. Purchasers of the New Preferred Stock, which consisted primarily of existing common and preferred stockholders, also received warrants to purchase an aggregate of 50.6% of the fully diluted Common Stock for a nominal exercise price.

         The terms of the New Notes are substantially the same as the Company's existing 13.5% Senior Secured Notes due August 1, 2002 (the "Senior Secured Notes"), rank pari passu in right of repayment and are due May 1, 2002. The priority of claims on the collateral securing the Senior Secured Notes are subordinated to the priority of claims on the collateral securing the New Notes. Purchasers of the New Notes also received two series of warrants to purchase approximately 49% of the fully diluted Common Stock for a nominal exercise price. If the Company redeems the New Notes prior to the end of 1999 and meets certain other conditions, a portion of these warrants, aggregating approximately 9% of the fully diluted Common Stock, will be redeemed or canceled at no additional cost to the Company. The Company obtained the required consents to issue the New Notes from holders of the Senior Secured Notes and to increase the Senior Facility to $15 million. The Company is obligated to register the New Notes within six months of issuance.

          In connection with this financing, the Company increased the number of shares of Common Stock authorized for issuance to 2.4 billion and changed its par value from $.01 per share to $.00017 per share, and a holder of the New Preferred Stock exercised warrants to purchase 426,333,492 shares of Common Stock. At September 30, 1998, approximately 1.8 billion shares of Common Stock were reserved for issuance in connection with the exercise of all warrants, options and preferred stock conversions.

(5)      LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):


                                                                           Successor Company
                                                                ---------------------------------------
                                                                September 30, 1998    December 31, 1997
                                                                ------------------    -----------------
                                                                   (Unaudited)
Senior Secured Revolving Credit Facility (a)                   $       --               $        --

13.5% Senior Collateralized Notes due 2002 (b)                     19,900                        --

13.5% Senior Secured Notes due 2002, net of unamortized
     discount of $5,864 and $6,652 at September 30, 1998
     and December 31, 1997, respectively (c)                       79,136                    78,348

Secured Rejection Note (d)                                          3,680                     4,416

Secured Rent Deferral Notes (d)                                       729                       429

Prepetition Tax Claims (e)                                          4,842                     5,000
                                                               ----------               -----------
                                                                  108,287                    88,193
Less current portion                                                (944)                   (1,102)
                                                               ---------                ----------
Long-term debt                                                 $  107,343               $    87,091
                                                               ----------               -----------
-----------

                                       10

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(a) On March 31, 1998, the Company entered into a $10 million Senior Secured Revolving Credit Facility (the "Senior Facility") with Foothill Capital Corporation as permitted under the Senior Secured Notes (as defined herein). The Senior Facility bears interest at prime plus 1%, plus certain fees, and allows for the Company to borrow 133% of trailing twelve-month FunCenter contribution (as defined therein) for its top 100 performing FunCenters, up to a maximum loan principal amount of $10 million. The Senior Facility contains restrictions on additional indebtedness, capital expenditures and dividends, is secured by substantially all of the Company's assets and has cross-default provisions with other obligations of the Company. Up to $2.0 million of the Senior Facility is reserved for resolution of certain disputes or letters of credit in connection with the Company's renovation program (see Note 8).

(b) During July 1998, the Company issued $20,000,000 of 13.5% Senior Collateralized Notes due May 1, 2002, (the "Senior Collateralized Notes") and Warrants. The Senior Collateralized Notes are secured by substantially all the assets of the Company and interest is payable quarterly beginning August 1, 1998. A value of $100,000 was allocated to the warrants based upon their appraised value at the time of issuance, representing the original issue discount on the Senior Collateralized Notes. A separate interest escrow was established with the trustee to fund interest payments through August 1, 1999. The interest escrow account balance totaled approximately $2,815,000, consisting of treasury securities and accrued interest thereon, at September 30, 1998.

         The Senior Collateralized Notes contain restrictions on additional indebtedness and cross-default provisions with other obligations of the Company.

(c) In connection with its exit financing to emerge from bankruptcy, the Company issued $85,000,000 of 13.5% Senior Secured Notes due August 1, 2002 (the "Private Senior Secured Notes") and the Warrants. A value of approximately $7,050,000 was allocated to the Warrants based upon their estimated fair value at the time of the issuance, representing the original issue discount on the Private Senior Secured Notes. The Private Senior Secured Notes are secured by substantially all the assets of the Company and interest is payable quarterly beginning November 1, 1997. A separate interest escrow account was established with the trustee to fund interest payments through August 1, 1999. The interest escrow account balance totaled approximately $11,053,000, consisting of treasury securities and accrued interest thereon, at September 30, 1998.

         The Company consummated an offer to exchange $85,000,000 aggregate principal amount of its 13.5% Senior Secured Notes due 2002 (the "Exchange Senior Secured Notes"), which have been registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-4, for $85,000,000 aggregate principal amount of the outstanding Private Senior Secured Notes (the Private Senior Secured Notes, together with the Exchange Senior Secured Notes, the "Senior Secured Notes").

         The Senior Secured Notes contain restrictions on additional indebtedness and cross-default provisions with other obligations of the Company. Among other things, the Company is permitted to have outstanding up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations, or purchase money obligations. Consents from the holders of the Senior Secured Notes were obtained to modify certain of these restrictions in connection with the offering of the Senior Collateralized Notes and 14.5% Cumulative Preferred Stock discussed in Note 4.

(d) The McDonald's Secured Rejection Note had a principal amount of $4,416,000 at the Emergence Date and is evidenced by a six-year note payable requiring annual principal payments of approximately $736,000. The Secured Rejection Note bears interest at 11% payable annually.

         The Company's obligations to repay certain rent deferrals granted by McDonald's pursuant to the McDonald's Stipulation are evidenced by nine notes due upon the expiration of each initial sublease term (the "Secured Rent Deferral Notes"). The rent deferrals currently total $398,196 per year and, when combined with the initial Emergence Date principal balance of approximately $266,000, will total approximately $2,567,000 over the next seven years. The notes bear interest at 11% per annum payable at maturity and have maturity dates ranging from August 31, 2002 to December 31, 2004.

         The Secured Rejection Note and the Secured Rent Deferral Notes are secured by first mortgages or deeds of trust on fourteen properties owned by the Company, including three undeveloped parcels of land with a book value of $2,747,000 at September 30, 1998, which are included in Land Held for Sale in the Company's Consolidated Balance Sheet. The notes contain certain cross-default provisions, including any cross-default in excess of $2.5 million, among themselves, with the McDonald's subleases or with other indebtedness of the Company.

(e) The prepetition tax claims (the "Tax Claims") represent taxes assessed prior to the Company filing for bankruptcy and have an estimated aggregate principal amount of $5 million. The Tax Claims have maturities of up to six years from the original date of assessment and require payment of principal amounts in equal annual installments. The majority of the Tax Claims accrue simple interest at 10% per annum payable with each annual principal installment. The remainder accrue interest at 12% per annum.

                              DISCOVERY ZONE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)      LOSS PER COMMON SHARE

          Loss per common share is calculated based upon the weighted average number of common shares outstanding during the periods presented. Common equivalents outstanding during the period and common shares issuable upon assumed conversion of the Preferred Stock and other potentially dilutive securities have not been included in the computation of diluted loss per share as their effect is antidilutive for all relevant periods presented. Shares of Common Stock to be issued to unsecured creditors pursuant to the Plan have been reflected as outstanding as of the Effective Date for purposes of calculating the weighted average common shares outstanding in the accompanying unaudited condensed consolidated statement of operations for the two-month period ended September 30, 1997 and the three and nine month periods ended September 30, 1998.

(7)      RELATED PARTY TRANSACTIONS

         An officer of Griffin Bacal, Inc. ("Griffin Bacal"), the Company's advertising agency, serves as a director of the Successor Company. The Company paid approximately $2,465,000 and $6,605,000 to Griffin Bacal for creative services and as agent for purchase of media from third parties during the three and nine month periods ended September 30, 1998, respectively.

(8)      COMMITMENTS AND CONTINGENCIES

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program to broaden their entertainment offerings and upgrade their facilities, which was broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters. To date, the Company also completed the conversion of approximately 75% of its FunCenters to permit the sale of Pizza Hut items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through October 31, 1998, the Company has incurred or committed to incur approximately $28 million in connection with these programs, including excess billings from general contractors which the Company has disputed, of which approximately $3.4 million remains unpaid.

From time to time, the Company is a party to lawsuits and other legal matters, including claims relating to injuries which allegedly occurred at the Company's facilities and to alleged employment discrimination. A portion of these claims may be covered by insurance. Management has estimated the potential liabilities resulting from such claims which arose subsequent to the Petition Date and which are not covered by insurance to be approximately $4,337,000 at September 30, 1998 and $3,347,000 at December 31, 1997. These amounts are recorded in accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets. Because these amounts represent estimates, it is reasonably possible that a change in these estimates may occur in the future.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The following discussion and analysis relates to DZ's historical financial results of operations and financial condition. This discussion and analysis does not give pro forma effect to the restructuring of the Company in connection with the Plan of Reorganization and the implementation of the Turnaround Plan, except to the extent that such restructuring occurred prior to the end of the periods discussed. As a result, management does not believe that results of operations in future periods will be comparable to periods prior to such restructuring events. Please read this discussion and analysis in conjunction with DZ's condensed consolidated financial statements and the notes thereto appearing elsewhere in this report on Form 10-Q.

Overview

         DZ is the leading owner and operator of pay-for-play children's entertainment centers in North America. DZ has a national network of 199 FunCenters in 39 states, Puerto Rico and Canada targeted at children ages two to 12 and two Block Party Stores which target adult customers.

         DZ generates revenue primarily from the operation of the FunCenters. FunCenters derive revenues from: (i) admission charges; (ii) food and beverage sales; (iii) redemption game and other concession revenue; and (iv) birthday party fees. DZ's revenues are subject to significant quarterly variations based upon several factors, including seasonal changes in weather, holidays and the school calendar. DZ experienced negative comparable store sales while operating in Chapter 11 and this trend continued through December 1997. Among other factors, comparable store revenues declined because DZ (a) shortened FunCenter operating hours by approximately 18% to curtail operations during unprofitable time periods, (b) reduced its marketing expenditures (see below), and (c) did not update its product offering while in Chapter 11. DZ also experienced a decline in sales during its recent renovation of the FunCenters.

         DZ's operating expenses at the store level consist primarily of food and beverage costs, the cost of game merchandise, labor costs, occupancy and maintenance expense. As a substantial portion of store operating expenses, including occupancy costs, facility maintenance and core staffing requirements are fixed, the Company has a high degree of operating leverage. The Company has reduced its rent expense through renegotiation of certain store leases and, since emerging from bankruptcy, has generated additional annual cost savings at the store level on a comparable store basis through cost containment measures and improved financial controls.

         DZ incurred substantial restructuring costs while operating under Chapter 11, including the costs of relocating the Company's headquarters, terminating certain employees and rejecting selected store leases. A portion of these costs were discharged in connection with DZ's Plan of Reorganization and other amounts were repaid with the proceeds of the offering of the Units (as defined herein) and the Preferred Stock.

         DZ is currently implementing its Turnaround Plan. This plan consists of a number of cost-cutting and revenue enhancing initiatives, including an extensive FunCenter renovation program to enhance its product offerings, improved food and beverage offerings, a revamped marketing and promotional campaign and an enhanced hiring and training program for store managers. Through October 31,1998, DZ had renovated approximately 60% of the FunCenters, which enables such stores to offer new products that have been developed by the Company in conjunction with its entertainment and promotional partners, and converted approximately 75% of its FunCenters to offer Pizza Hut products. Per-customer spending on food has increased in those FunCenters offering Pizza Hut menu items since conversion.

         Comparable store revenues during the third quarter of 1998 were down 6.3% as compared to a decline of 15.5% during the third quarter of 1997, a decline of 5.3% in the second quarter of 1998, and an increase of 4% in the first quarter of 1998. During the first nine months of 1998, comparable store revenues declined 2% , compared to a 17% decline in comparable store revenues in the first nine months of 1997. This decline in comparable store revenues for the first nine months of 1998 consisted of a 5.3% increase in general admission revenues, offset primarily by decreases in birthday party and game revenues. During the first nine months of 1998, 81 stores (40.5% of total stores) had increased comparable store revenues as compared to 8 stores (4% of total stores) in the 1997 period, and 145 stores (72.5% of total stores) had increased general admission revenue as compared to nine stores ( 4% of total stores) in the 1997 period.

         In spite of improvements relative to the comparable period of the prior year, DZ's results of operations in the first nine months of 1998 were less than expected due to:

                  o construction delays in completing its FunCenter renovation program and related business disruptions,

                  o corresponding delays in launching certain marketing and
                    promotional programs,

                  o unseasonably warm weather in many parts of the United
                    States, which diminished demand for a variety of indoor entertainment activities, and

                  o transitional staffing and training expenses associated with the introduction of new entertainment attractions at FunCenters.

         As a result of these factors, DZ experienced negative comparable store sales and negative EBITDA (as defined herein) for the second and third quarters of 1998. DZ required additional capital to continue funding its operations and implementing the Turnaround Plan and consummated a $29.5 million financing on July 17, 1998. See "Liquidity and Capital Resources."

Results of Operations

         Upon emergence from Chapter 11, DZ adopted Fresh Start Accounting. Thus DZ's balance sheets and statements of operations and cash flows after emerging from bankruptcy reflect a new reporting entity (the "Successor Company") and are not comparable to periods prior to such date (the "Predecessor Company").

         The three and nine month periods ended September 30, 1997 include the results of the Predecessor Company and the Successor Company. The three and nine month periods ended September 30, 1998 include the results of the Successor Company only. The principal differences between these periods relate to reporting changes regarding DZ's capital structure and indebtedness and the revaluation of DZ's long-term assets, which primarily affect depreciation and amortization expense and interest expense in DZ's results of operations.

Comparison of the Three Months Ended September 30, 1998 and 1997

         Revenue. The Company had revenue of $28.4 million during the third quarter of 1998, a decrease of 9.4% from revenue of $31.3 million during the third quarter of 1997. This decrease was comprised of a 6.3% decrease in comparable store sales during the 1998 period from the 1997 period (as compared to a 15.5% decline in the 1997 period from the 1996 period) and a decline in the number of FunCenters open during the 1998 period as compared to the 1997 period. Revenues during the third quarter of 1998 were adversely affected due to the factors set forth in "Overview."

         Cost of Goods Sold. Cost of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales, was $4.7 million and $4.6 million during the third quarter of 1998 and 1997, respectively. As a percentage of revenue, cost of goods sold increased from 14.7% for the 1997 period to 16.6% for the 1998 period due to an increase in costs associated with certain new product offerings. These increases were offset by cost reductions attributable to simplified product offerings, improved cost management and lower costs associated with conversion to a new food supplier.

         Store Operating Expenses. Store operating expenses, which consist primarily of compensation and benefits of FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $25.3 million and $25.5 million during the third quarter of 1998 and 1997, respectively ($24.9 million and $25.8 million, respectively, before GAAP Rent Adjustments). DZ attributes this decrease to reductions in central reservation expenses and other cost savings generated through its cost reduction program and store closings, offset by increased labor costs associated with its new product offerings.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include salaries, corporate and regional management expenses and other administrative, promotional and advertising expenses, were $7.5 million and $6.2 million during the third quarter of 1998 and 1997, respectively. This increase was primarily attributable to an increase in general and administrative expenses during the 1998 period as compared to the 1997 period.

         Depreciation and Amortization Expense. Depreciation and amortization expenses were $5.9 million and $5.7 million during the third quarter of 1998 and 1997, respectively. This increase primarily reflected depreciation and amortization expense related to an increase in the carrying value of the Company's trademarks and property and equipment as a result of its adoption of Fresh Start Accounting for the Successor Company.

         Interest Expense. Interest expense was $4.4 million and $3.9 million during the third quarter of 1998 and 1997, respectively. Reported interest expense for the Predecessor Company did not include interest on pre-petition indebtedness which was suspended during the Company's reorganization under Chapter 11. Had these interest costs been accrued, reported interest expense for the 1997 period would have been $5.9 million.

         Interest Income. The Company reported interest income of $272,000 during the third quarter of 1998, and $616,000 in the third quarter of 1997. The decrease was due to a reduction in the remaining proceeds from DZ's offering of Units and Convertible Preferred Stock in the exit financing.

          Reorganization Items. Reorganization items of $15.7 million (increase to income) were incurred by the Company during its reorganization under Chapter 11 for the third quarter of 1997, including $2.5 million incurred for professional fees. Included in reorganization items for the third quarter of 1997 was an increase in net income of $24.8 million, which resulted from the difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities. See Note 4 to the Company's 1997 Audited Financial Statements. The remainder was primarily attributable to losses on asset disposals associated with the closing of FunCenters, the write-off of deferred financing costs on certain pre-petition indebtedness and expenses associated with the Company's Plan of Reorganization.

         EBITDA. DZ reported negative EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) for the third quarter of 1998 of $8.7 million before reorganization items and non-cash GAAP rent adjustments which were affected by Fresh Start Accounting ("GAAP Rent Adjustments"), and $9.1 million after such adjustments, compared to negative EBITDA of $5.4 million before such adjustments, and $5.1 million after such adjustments, in the comparable prior year period. This decline was primarily attributable to lower revenue and increased general and administrative costs.

Comparison of the Nine Months Ended September 30, 1998 and 1997

          Revenue. DZ had revenue of $98.6 million during the first nine months of 1998, a decrease of 3.9% from revenue of $102.6 million during the first nine months of 1997. This decrease included a 2% decrease in comparable store sales during the 1998 period compared to the 1997 period (as compared to a 17% decline in the 1997 period compared to the 1996 period) and a reduction of revenue attributable to fewer FunCenters being open during the 1998 period as compared to the 1997 period, offset in part by $1.1 million of additional sponsorship revenue during the 1998 period. Changes in comparable store revenue were primarily due to an increase in general admission revenue offset by declines in birthday party and game revenues. Revenues during the first nine months of 1998 were adversely affected by the factors set forth in "Overview."

         Cost of Goods Sold. Cost of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales, was $15.9 million and $17.2 million during the first nine months of 1998 and 1997, respectively. As a percentage of revenue, cost of goods sold declined from 16.7% in the 1997 period to 16.1% in the 1998 period. DZ attributes this decline to simplified product offerings, improved cost management and lower costs associated with conversion to a new food supplier, offset by increases due to new product offerings.

         Store Operating Expenses. Store operating expenses, which consist primarily of compensation and benefits of FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, were $78.5 million and $76.0 million during the first nine months of 1998 and 1997, respectively ($77.2 million and $76.9 million, respectively, before GAAP Rent Adjustments). As a percentage of total revenues, store operating expenses increased from 74.0 % in the 1997 period to 79.5 % in the 1998 period. DZ attributes this increase to increased labor costs associated with certain new product offerings, offset by reductions in central reservation expenses and other cost savings generated through DZ's cost reduction program and store closings. During the first nine months of 1998, store operating expenses included certain non-recurring costs resulting from training and start-up expenses for new product offerings and disruptions related to the FunCenter renovation program.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include salaries, corporate and regional management expenses and other administrative, promotional and advertising expenses, were $20.2 million and $15.3 million during the first nine months of 1998 and 1997, respectively. This increase was primarily attributable to an increase in sales and marketing programs associated with the Company's revitalization plan and to increases in general and administrative costs during the 1998 period as compared to the 1997 period.

         Depreciation and Amortization Expense. Depreciation and amortization expenses were $16.7 million and $15.9 million during the first nine months of 1998 and 1997, respectively. This increase primarily reflected depreciation and amortization expense related to an increase in the carrying value of the Company's trademarks and property and equipment as a result of its adoption of Fresh Start Accounting for the Successor Company.

         Interest Expense. Interest expense was $11.9 million and $6.4 million in the first nine months of 1998 and 1997, respectively. Reported interest expense for the Predecessor Company did not include interest on pre-petition indebtedness which was suspended during the Company's reorganization under Chapter 11. Had these interest costs been accrued, reported interest expense for the 1997 period would have been $15.6 million.

         Interest Income. The Company reported interest income of $863,000 during the first nine months of 1998, compared to $616,000 during the first nine months of 1997. The increase was due to earnings from the Interest Escrow Account and short-term investment of proceeds from DZ's offering of Units and Convertible Preferred Stock in the exit financing.

          Reorganization Items. Reorganization items of $11.6 million (increase to income) were incurred by the Company during its reorganization under Chapter 11 for the nine months ended September 30, 1997, including $6.2 million incurred for professional fees. Included in reorganization items for the nine months ended September 30, 1997 was an increase in net income of $24.8 million which resulted from the difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities. See Note 4 to the Company's 1997 Audited Financial Statements. The remainder was primarily attributable to losses on asset disposals associated with the closing of FunCenters, the write-off of deferred financing costs on certain pre-petition indebtedness and expenses associated with the Company's Plan of Reorganization.

         EBITDA. DZ reported negative EBITDA for the first nine months of 1998 of $14.7 million, before reorganization items and non-cash GAAP rent adjustments which were affected by Fresh Start Accounting ("GAAP Rent Adjustments"), and $15.9 million after such adjustments, compared to negative EBITDA of $6.8 million before such adjustments, and $5.9 million after such adjustments, in the comparable prior year period. This decline was primarily attributable to lower revenue during the third quarter of 1998 as compared to the prior year period and increased expenditures for sales and marketing programs.

Liquidity and Capital Resources

         DZ does not require significant working capital to operate because it does not have significant receivables or inventory and utilizes trade credit in purchasing food products to fund operating losses and debt service and other supplies. The Company requires cash primarily to fund operating losses and debt service payments and to finance capital expenditures to maintain and upgrade existing stores. Following the implementation of its Turnaround Plan, the Company also expects to need cash to build new stores. Historically, DZ has met these liquidity requirements primarily through external financing, including through the issuance of debt and equity securities and borrowings under revolving credit facilities, as well as through cash flow generated by operating activities.

         In connection with the Plan of Reorganization, substantially all of DZ's pre-petition debt facilities and other obligations to creditors were restructured, repaid or eliminated, including certain pre-petition tax claims, the McDonald's Note and the McDonald's Rent Deferral Secured Notes. Upon emerging from Chapter 11, DZ issued (a) units (the "Units") consisting of $85.0 million aggregate principal amount of Senior Secured Notes and Warrants and (b) $15.0 million of Preferred Stock. The net proceeds of the offerings of the Units and Preferred Stock totaled $93.8 million. Of that amount, DZ (i) repaid borrowings, claims and expenses incurred under Chapter 11 of $45.5 million, (ii) purchased an aggregate of $21.6 million of securities, consisting of U.S. Treasury Securities, that were placed in escrow (the "Escrowed Interest Account") and pledged as security for scheduled interest payments on the Senior Secured Notes through August 1, 1999, and (iii) applied $26.7 million to finance capital expenditures and to provide capital for working capital and other general corporate purposes.

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

         The Company is permitted under the Secured Notes Indenture to incur up to $5.0 million of additional indebtedness under sale and leaseback transactions, capital lease obligations or purchase money obligations. In July 1998, the Company received the consent of holders of the Senior Secured Notes to increase the Senior Facility to $15 million, although there can be no assurance that it will be able to enter into a new or amended credit facility providing for such an increase.

         On July 17, 1998 the Company completed a $29.5 million financing from the sale of $10.5 million of 14.5% Cumulative Preferred Stock (the "New Preferred Stock") and $20 million of aggregate principal amount of 13.5% Senior Collateralized Notes due 2002 (the "New Notes"), both together with warrants to purchase approximately 99.6% of the fully diluted common stock of the Company for a nominal purchase price. The offerings resulted in net proceeds to the Company of approximately $27 million after costs and expenses. These net proceeds (i) were used to repay outstanding borrowings under the Company's Senior Facility, (ii) were used to purchase $2.8 million of U.S. Treasury Securities that were placed in escrow and pledged as security for scheduled interest payments on the New Notes through August 1, 1999 and (iii) are available for working capital, capital expenditures and other general corporate purposes, including previously incurred costs associated with the Company's renovation program and operating losses. As part of this transaction, $1 million of existing Preferred Stock was exchanged for $1 million of New Preferred Stock.

         DZ holds for sale certain parcels of undeveloped land which secure the McDonald's Senior Secured Notes. To the extent such sales occur prior to the due date for related debt service payments, the net proceeds from such sales will be applied to principal and will reduce prospective interest payments.

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program designed to broaden FunCenter entertainment offerings, upgrade their facilities and give them a "new look." This renovation program was much broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters. Through October 31, 1998, the Company also completed the conversion of approximately 75% of its FunCenters to permit the sale of Pizza Hut menu items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through October 31, 1998, the Company has incurred or committed approximately $28 million in connection with these programs, including excess billings from general contractors which the Company has disputed, of which approximately $3.4 million has been paid.

         During the nine months ended September 30, 1998 and 1997, cash used in operations was $14.5 million and $20.5 million, respectively, before reorganizations items. The decrease in cash used in operations during the 1998 period was primarily attributable to decreases in prepaid expenses and other assets, such as prepaid insurance and post-petition vendor deposits, in the 1998 period compared to the 1997 period. As of November 10, 1998, the Company had $6.4 million of borrowings outstanding under the Senior Facility and had an ability to borrow an additional $3.6 million, subject to a $0.7 million reserve for certain contractor disputes and subject to $0.5 million of outstanding letters of credit. See "Financial Statements--Senior Secured Notes to Unaudited Condensed Consolidated Financial Statements."

         At September 30, 1998, the Company had an unrestricted cash balance of approximately $2.5 million and no outstanding borrowings under the Senior Facility. The Company repaid all outstanding amounts under the Senior Facility in July 1998 using the proceeds from the offerings of the New Notes and the New Preferred Stock (each as defined herein). The Company also had $13.9 million in cash and investments in the Escrowed Interest Account as of September 30, 1998. This balance is dedicated to making scheduled payments of interest on the Senior Secured Notes and the Senior Collateralized Notes through August 1, 1999.

         Historically, the cash necessary to fund the Company's capital expenditures, working capital and operating losses has been provided by the Company's financing activities, including proceeds from offerings of debt and equity securities, equipment financing and the Senior Facility. The Company has historically experienced significant operating losses during the fourth quarter due to the seasonality of its business. Given its current level of cash flows and its expected cash flows in the fourth quarter, the Company has substantially reduced the level of capital expenditures. If the Company continues to generate negative operating cash flow, this will adversely impact its ability to implement the Turnaround Plan. Moreover, if the Company cannot generate positive cash flow from operations in an amount necessary to satisfy its debt service obligations, meet its working capital and capital expenditure requirements and fund operating losses, the Company will require additional financing. The Company is currently in discussions to increase the amount available under the Senior Facility by up to $5 million, which, under the terms of the Indentures, is the maximum amount permitted to be borrowed under a senior credit facility. There can be no assurance that such additional financing will be available.

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

                              DISCOVERY ZONE, INC.
                           PART II--OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                    Not Applicable

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Changes in Securities

                    In connection with its offering of New Notes and New
                  Preferred Stock (the "Offering"), the Company obtained the consent from holders of a majority in aggregate principal amount of the Senior Secured Notes to amend certain provisions and waive certain covenants of the Secured Notes Indenture and to enter into a supplemental indenture thereto. The Offering closed on July 17, 1998.

                  Waivers

                  The Company received the following waivers which were necessary to permit the Offering, including:

                  (i) a waiver of the "Limitation on Incurrance of Additional Indebtedness and Issuance of Preferred Stock" covenant to permit the Company to issue up to $20 million of New Notes without meeting the tests currently required by such covenant for the incurrence of additional indebtedness;

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

                  (iv) a waiver of certain provisions of the Secured Notes Indenture providing that the trustee thereunder could execute a new intercreditor agreement providing for liens on the New Notes that are senior in priority of payment to the Senior Secured Notes, that the New Notes be fully secured and that holders of the New Notes be permitted to apply for, and that holders of Senior Notes not object to, any application for adequate protection in favor of the holders of the New Notes in the event of a bankruptcy filing by the Company.

                  Amendments

                  The Company obtained the necessary consents to amend certain provisions of the Indenture to permit the Offering, including:

                  (i) amendments to the "Limitation on Restricted Payments" covenant permitting the Company (A) to redeem and repurchase the New Notes under certain circumstances, such as upon a change of control and following certain asset sales, in each case on terms substantially similar to the corresponding provisions of the Secured Note Indenture; (B) at the Company's option, upon the closing of certain public equity offerings by the Company, to redeem up to 100% of the original principal amount of the New Notes and to apply the proceeds of such offerings to pay accrued and unpaid dividends on the New Preferred Stock upon the conversion thereof into Common Stock; and (C) to redeem or repurchase the warrants issued in connection with any such public equity offerings under certain circumstances;

                  (ii) an amendment to the definition of "Permitted Indebtedness" to permit the Company to incur up to $20 million of additional indebtedness in connection with the issuance of the New Notes;

                  (iii) an amendment to the "Limitation on the Incurrance of Additional Indebtedness and Issuance of Preferred Stock" covenant to permit certain subsidiaries of the Company to guarantee the New Notes;

                  (iv) an amendment to the definition of "Permitted Liens" to permit the Company, in connection with the issuance of the New Notes, to incur additional liens on the collateral securing the Senior Secured Notes;

                  (v) an amendment to the definitions of "Permitted Investments" to permit the Company to make investments in the New Notes;

                  (vi) amendments to the "Limitations on Impairment of Security Interests" covenant, the "Grant of Security Interest" covenant, the "Execution of Intercreditor Agreement" covenant, the "Release of Collateral" covenant, the "Specified Release of Collateral" covenant, the "Authorization of Actions to Be Taken by the Trustee Under the Collateral Agreements" covenant and the "Subordination of Security Interest" covenant, in each case to permit the Trustee to enter into an intercreditor agreement with respect to the New Notes;

                  (vii) amendments to the "Limitation on Merger, Consolidation and Sale of Assets" covenant and the "Successor Corporation Substituted" covenant, in each case to the extent necessary to require that any successor corporation to the Company as a result of a merger, consolidation, sale of assets or other transaction involving the Company, assume the Company's obligations under the intercreditor agreement with respect to the New Notes;

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

                 (x) an amendment to the "Impairment of Security Interests" covenant to permit the Company and the trustee with respect to the Senior Secured Notes to enter into an intercreditor agreement and certain related agreements in connection with the incurrance of any additional senior secured indebtedness pursuant to which the new lenders thereunder will be granted a security interest and lien on the collateral securing the Senior Secured Notes that will be senior in priority to the security interests and liens securing collateral under the Existing Notes;

                 (xi) amendments to the definitions of "Eligible Credit Facility," "Intercreditor Agreement" and "Permitted Indebtedness" to permit the Company to incur up to $5 million of additional senior secured indebtedness under the "Limitation on the Incurrance of Additional Indebtedness and Issuance of Preferred Stock" covenant; and

                 (xii) an amendment to the "Merger, Consolidation and Sale of Assets" and the "Successor Corporation Substituted" covenants, in each case to the extent necessary to require that any successor corporation to the Company as a result of a merger, consolidation, sale of assets or other transaction involving the Company, assume the Company's obligations in connection with any intercreditor agreement entered into in connection with any additional senior secured indebtedness; and

                 (xiii) various amendments to the provisions of "Grant of Security Interest" covenant, the "Execution of Intercreditor Agreement" covenant, the "Release of Collateral" covenant, the "Specified Release of Collateral" covenant; the "Authorization of Actions to be Taken by the Trustee under the Collateral Agreements" covenants and "Subordination of Security Interest" covenants to permit the trustee with respect to the Senior Secured Notes to enter into an intercreditor agreement with respect to the Senior Secured Notes.

                  Use of Proceeds

                  The Company used approximately $2.8 million of the proceeds from the offerings of New Notes and New Preferred Stock to purchase a portfolio of securities, consisting of U.S. government securities, that were pledged as security for the scheduled interest payments on the New Notes through August 1, 1999. The Company used approximately $8.0 million of such proceeds to repay outstanding borrowings under the Senior Facility. The Company is using the remaining net proceeds of the Offering to finance capital expenditures and to pay certain obligations incurred by the Company in connection with its store renovation program and for general corporate purposes, including funding operating losses and changes in working capital. Pending such uses, the proceeds from such offerings will be invested in investment grade short-term interest-bearing securities or money market funds.

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

Item 5.           OTHER INFORMATION
                    Not Applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

    (a)           Exhibits


                  Exhibit     Description
                  Number
                  -------     -----------
                  *3.1    Amended and Restated By-laws of the Company.
                  *4.1    First Supplemental Indenture, dated as of July 17,
                          1998, among the Company, the guarantors named therein and State Street Bank and Trust Company.
                  *4.2    Indenture, dated as of July 17, 1998, among the
                          Company, as issuer, Discovery Zone (Canada) Limited,
                          Discovery Zone (Puerto Rico), Inc. and Discovery Zone
                          Licensing, Inc. as guarantors (the "Subsidiary
                          Guarantors") and Firstar Bank of Minnesota, N.A., as trustee.

                 *4.3 Registration Rights Agreement, dated as of July 17, 1998, between the Company and the Initial Purchaser.
                 *4.4 Warrant Agreement, dated as of July 17, 1998, between the Company and Firstar Bank of Minnesota, N.A., as warrant agent (the "Warrant Agent"), relating to the Series A Preferred Units.
                 *4.5 Warrant Agreement, dated as of July 17, 1998, between the Company and the Warrant Agent, relating to the Series B Preferred Units.
                 *4.6 Escrow and Security Agreement, dated as of July 17, 1998, between the Company, as pledgor, and Firstar Bank of Minnesota, N.A., as trustee and security agent.
                 *4.7 Pledge Agreement, dated as of July 17, 1998, between the Company and Firstar Bank of Minnesota, N.A., as collateral agent (the "Collateral Agent").
                 *4.8 Subsidiary Pledge Agreement, dated as of July 17, 1998, between the Subsidiary Guarantors and the Collateral Agent.
                 *4.9 Intercreditor Agreement, dated as of July 17, 1998, between Foothill Capital Corporation and the Firstar Bank of Minnesota, N.A., as trustee and collateral agent.
                 *4.10 Intercreditor Agreement, dated as of July 17, 1998, between Firstar Bank of Minnesota, N.A., as collateral agent, and State Street Bank and Trust Company, as collateral agent.
                 27.1 Financial Data Schedule for the nine months ended September 30, 1998.
                 * Incorporated by reference to the Company's Registration Statement on Form S-4 filed on September 30, 1998.

         (b)     Reports on Form 8-K
                 Current Report on Form 8-K, dated July 17, 1998; Item 5 Current Report on Form 8-K, dated October 26, 1998; Items 5, 6 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 1998               DISCOVERY ZONE, INC.

         Signature                            Title
         ---------                            -----

/s/ Scott W. Bernstein               Chief Executive Officer,
---------------------------             President and Director
    Scott W. Bernstein


/s/ Robert G. Rooney                 Senior Vice President, Chief Financial and
---------------------------             Administrator Officer
    Robert G. Rooney