Form 10-Q/A
period 1998-09-30
DISCOVERY ZONE INC
filed 1998-12-14
CIK 900392

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

DATE: December 14, 1998               DISCOVERY ZONE, INC.

         Signature                            Title
         ---------                            -----

/s/ Chet Obieleski                   Chief Executive Officer, Chief Operating
---------------------------             Officer, President and Director
    Chet Obieleski


/s/ Robert G. Rooney                 Senior Vice President, Chief Financial and
---------------------------             Administrator Officer
    Robert G. Rooney