Form 10-Q/A
period 1998-09-30
DISCOVERY ZONE INC
filed 1999-01-14
CIK 900392

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

      Common stock outstanding as of December 31, 1998: 430,333,492 shares

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

Impact of Year 2000

         The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define an applicable year. At the turn of the century, the Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. The Company has completed an assessment of this situation and, during the third quarter of 1998, began implementing a plan to modify or replace certain portions of its software and hardware. The Company expects to complete its remediation effort by June 30, 1999.

         The Company has both internally developed software and hardware and software purchased or licensed from third party vendors who have upgrade releases available to address the issue. The Company has also communicated with its key suppliers to determine the extent to which Year 2000 issues affect services provided to the Company.

         The Company believes that, in addition to its existing staff, the cost of its Year 2000 identification, assessment, remediation and testing efforts will be approximately $300,000, consisting primarily of previously planned hardware and software upgrades.

         The Company believes that with modifications to existing software and hardware and upgrades to existing third- party vendor software, the Year 2000 issue will not pose significant operational problems for its computer equipment and software. However, if such modifications are not made or are not completed timely, the Year 2000 issues could have a material impact on the Company's ability to operate.

         The Company has begun, but not yet completed, developing an analysis of operational problems and costs, including loss of revenues, that would be reasonably likely to result should the Company and certain third parties not complete efforts necessary to achieve Year 2000 compliance in a timely manner. A contingency plan has not been developed for dealing with the most reasonably expected worst case scenario and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by March 31, 1999.

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

Item 5.           OTHER INFORMATION
                    Not Applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

    (a)           Exhibits


                  Exhibit  Description
                  Number
                  -------  -----------
                  **3.1    Restated Certificate of Incorporation of the Company
                  **3.2    Amended and Restated By-laws of the Company.
                   *4.1    First Supplemental Indenture, dated as of July 17,
                           1998, among the Company, the guarantors named therein and State Street Bank and Trust Company.
                   *4.2    Indenture, dated as of July 17, 1998, among the
                           Company, as issuer, Discovery Zone (Canada)
                           Limited, Discovery Zone (Puerto Rico), Inc. and
                           Discovery Zone Licensing, Inc. as guarantors (the
                           "Subsidiary Guarantors") and Firstar Bank of
                           Minnesota, N.A., as trustee.

                  *4.3 Registration Rights Agreement, dated as of July 17, 1998, between the Company and the Initial Purchaser.
                  *4.4 Warrant Agreement, dated as of July 17, 1998, between the Company and Firstar Bank of Minnesota, N.A., as warrant agent (the "Warrant Agent"), relating to the Series A Preferred Units.
                  *4.5 Warrant Agreement, dated as of July 17, 1998, between the Company and the Warrant Agent, relating to the Series B Preferred Units.
                 **4.6 Warrant Agreement,dated as of July 17, 1998, between the Company and the Warrant Agent, relating to the Series A Note Warrants and the Series B Note Warrants.
                  *4.7 Escrow and Security Agreement, dated as of July 17, 1998, between the Company, as pledgor, and Firstar Bank of Minnesota, N.A., as trustee and security agent.
                  *4.8 Pledge Agreement, dated as of July 17, 1998, between the Company and Firstar Bank of Minnesota, N.A., as collateral agent (the "Collateral Agent").
                  *4.9 Subsidiary Pledge Agreement, dated as of July 17, 1998, between the Subsidiary Guarantors and the Collateral Agent.
                 **4.10 Security Agreement, dated as of July 17, 1998, between the Company and the Collateral Agent.
                 **4.11 Subsidiary Security Agreement, dated as of July, 17, 1998, between the Company and the Collateral Agent.
                 **4.12 Collateral Assignment of Patents, Trademarks and Copyrights, dated as of July 17, 1998, among the Company, as assignor, the Subsidiary Guarantors, as assignors and Firstar Bank of Minnesota, N.A., as assignee.
                  *4.13 Intercreditor Agreement, dated as of July 17, 1998, between Foothill Capital Corporation and the Firstar Bank of Minnesota, N.A., as trustee and collateral agent.
                  *4.14 Intercreditor Agreement, dated as of July 17, 1998, between Firstar Bank of Minnesota, N.A., as collateral agent, and State Street Bank and Trust Company, as collateral agent.
                 **10.1 Purchase Agreement, dated as of July 13, 1998, among the Company, Birch Holdings L.L.C., Birch Acquisition L.L.C., Wafra Acquisition Fund 6, L.P. and Wafra Fund Management Ltd., relating to the Series A Preferred Units.
                 **10.2 Purchase Agreement, dated as of July 13, 1998, among the Company, Birch Acquisition L.L.C., DZ Investors L.L.C. and Jefferies & Company, Inc., relating to the Series B Preferred Units.
                  27.1 Financial Data Schedule for the nine months ended September 30, 1998.
                  27.2    Financial Data Schedule for the nine months ended
                           September 30, 1997.

                 * Incorporated by reference to the Company's Registration Statement on Form S-4 filed on September 30, 1998.

                ** Incorporated by reference to the Company's Registration Statement on Form S-4 filed on December 23, 1998.

         (b)     Reports on Form 8-K
                 Current Report on Form 8-K, dated July 17, 1998; Item 5 Current Report on Form 8-K, dated October 26, 1998; Items 5, 6 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: January 12, 1999               DISCOVERY ZONE, INC.

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