Form 10-K
period 1998-12-31
DISCOVERY ZONE INC
filed 1999-04-01
CIK 900392

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

                   Common Stock, par value $0.00017 per share
                      13 1/2% Senior Secured Notes due 2002
                  13 1/2% Senior Collateralized Notes due 2002
                                 ---------------
                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  There is no secondary market for the voting stock of Discovery Zone, Inc.

                  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30. 1999 was estimated to be nominal.

                  As of March 30, 1999, the number of shares of Common Stock outstanding was 430,333,492.

                                     PART I

                                ITEM 1. BUSINESS

Forward-Looking Statements

         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," believe," "estimate" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that management has not predicted accurately or over which we have no control. These events may include future operating results, our ability to implement our business strategy, public interest in new product offerings and potential competition, among other things. As a result, these forward-looking statements are subject to risks, uncertainties, and assumptions that may cause actual results to differ materially from the expectations we describe in such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company

         Discovery Zone, Inc. is a Delaware corporation founded in 1989. The Company and its consolidated subsidiaries are referred to herein as "DZ" or the "Company." The Company's principal executive offices are located at 565 Taxter Road, Fifth Floor, Elmsford, New York 10523.

         The Company owns and operates pay-for-play children's entertainment centers ("FunCenters") in North America, with a national network of 195 FunCenters in 38 states, Canada and Puerto Rico. See "Properties -- FunCenter Closure Plan." The FunCenters are targeted to appeal to children ages two to 12 and are designed to offer children a unique entertainment experience while meeting their parents' needs for value and convenience. The Company believes that it is the first company to develop this concept nationally. As a result, the Company believes that it has the potential to capitalize on a variety of favorable demographics in its customer base, including projected growth in the population of children under the age of 13, which management believes will increase spending on children's leisure activities.

         FunCenters generally are located in strip shopping centers and, to a lesser extent, in shopping malls. FunCenters typically include:

         o "soft play" zones consisting of a series of tubes, slides, ball bins, climbing mountains, air trampolines, obstacle courses, ramps and other devices for crawling, jumping, running, swinging and climbing, all of which have been designed and constructed with an emphasis on safety;
         o "game zones" consisting of games that award tickets redeemable for prizes;
         o        food and beverage operations; and
         o        party rooms for birthdays and other group events.

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program designed to broaden their entertainment offerings, upgrade their facilities and give them a "new look" consistent with the Company's brand repositioning campaign. The Company has renovated approximately 60% of its FunCenters to expand and update its product offerings to include:

         o        themed laser tag;
         o        arts and crafts;
         o        promotional areas featuring changing events; and
         o a stage area which features custom DZ programming and kid Karaoke, and creates a FunCenter focal point for character appearances and other presentations.

         The Company's strategy is to attract kids by featuring a wide variety of entertainment while appealing to parents with value based pricing. The Company has also converted approximately 80% of its FunCenters to offer Pizza Hut brand menu items. See "Business -- Product Improvements."

Recent Developments

         In 1998, the Company experienced continued declines in revenues and attendance in many of its FunCenters. Comparable store revenues and attendance in 1998 declined 2.4% and 14.5%, respectively, from 1997. This compares to declines in comparable store revenues and attendance of 15.6% and 17.8%, respectively, for 1997 versus 1996. Revenue declined at a lower rate than attendance because of increases in in-store spending for food and games, as well as increases of 25% to 40% in general admission prices in renovated FunCenters. The Company believes that in-store spending increased as a result of initiatives undertaken as part of the Company's Turnaround Plan, described below. The Company experienced attendance declines of approximately [5]% in those FunCenters that did not raise general admission prices and which were not disrupted by renovation activity. In the first three months of 1999, the Company experienced further declines in same store revenues as compared to the first three months of 1998, primarily due to continued declines in general admission attendance. The Company believes that the following factors adversely affected 1998 results:

         o construction delays in its FunCenter renovation program adversely affected customer satisfaction and, in turn, results of operations, particularly during the first quarter of 1998;

         o with respect to renovated FunCenters, construction delays and poor execution of new product offerings disrupted store operations, and price increases discouraged repeat visits;

         o financial constraints caused the Company to delay and scale back certain marketing and promotional programs;

         o poor price-to-value relationships in the pricing of the Company's general admission, birthday party and group sales; and

         o unseasonably warm and dry weather in many parts of the United States diminished demand for a variety of indoor entertainment activities.

The Company has operated under significant capital constraints since early 1996 due to the bankruptcy process, increased renovation spending and limits on the Company's ability to raise additional financing due to its highly leveraged capital structure. These constraints have delayed implementation of its Turnaround Plan, caused extended periods with little or no marketing activity, hindered field testing of new products and delayed timely corrective actions.

         In the second half of 1998, the Company refined its business strategy to address these issues and undertook several remedial measures, some of which have begun to show favorable results in the first quarter of 1999:

         o The Company began developing a revised pricing structure to boost attendance, including a competitively priced birthday party package and a value oriented annual pass program. In the period from January 1, 1999 through March 21, 1999, party attendance increased approximately 18% as compared to a decline of 28% during the first quarter of 1998, and the Company's annual pass revenues increased approximately $670,000 as compared to the same period in 1998. In March 1999, the Company began testing lower general admission prices in several markets.

         o The Company introduced several programs to increase per capita in-store spending in the first quarter of 1999, including expanded food and game offerings and a new retail program. In the period from January 1, 1999 through March 21, 1999, average in-store spending at FunCenters for food, games and retail products has increased 12%, 26% and 700%, respectively, as compared to the prior year period.

         o The Company initiated programs to save an additional $10 million per year in operating costs.

         In spite of these improvements, the Company's business strategy is taking longer to implement and is proving to be more costly than originally anticipated. Currently, the Company does not have, and is not generating from operations, sufficient cash to meet its obligations as they become due. Due to a lack of funds, in the fourth quarter of 1998 the Company suspended its renovation program and stopped making any further renovations to its FunCenters. As an interim measure, in order to reduce operating costs and conserve cash, the Company developed a plan in March 1999 to close approximately 25% of its underperforming FunCenters by the end of the second quarter of 1999, including some FunCenters that were renovated in connection with the Turnaround Plan.

         Historically, the cash necessary to fund the Company's working capital, operating losses and capital expenditures has been provided by debt or equity financing. However, the Company has only a minimal amount of borrowing availability under its Revolving Credit Facility and is severely restricted in its ability to obtain additional debt or equity financing. On February 8, 1999, the Company engaged the investment banking firm of Ladenburg, Thalmann & Co. to assist it in raising additional capital and exploring other strategic alternatives, including possible investments by one or more strategic partners or other investors. If the Company is unable to obtain additional debt or equity financing or arrange a sale of the Company or substantially all of its assets in the near future, it will have to seek bankruptcy protection. See "Management's discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In addition, in their report on the Company's consolidated financial statements set forth in this annual report, Ernst & Young LLP stated that the Company's continued operating losses and its need for additional capital to continue funding operations and meet its obligations as they become due raises substantial doubt about the Company's ability to continue as a going concern.

History

         The Company was founded in 1989 and grew from 28 locations in 1991 to a peak of 347 locations in 1994. It achieved much of its growth through the acquisition of its franchisees and other businesses. The Company's rapid expansion resulted in a loss of control over costs and quality at the store and corporate levels, which diminished customer service, reduced store operating margins and caused selling, general and administrative expenses to increase dramatically. These developments negatively affected the Company's overall profitability and led to a series of defaults under the Company's primary credit facility in late 1995 and early 1996. On March 25, 1996, Discovery Zone, Inc. and all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company operated under Chapter 11 from March 25, 1996 through July 29, 1997.

         During the Company's reorganization under Chapter 11, Birch Holdings, L.L.C. and its affiliates (collectively, "Birch") and certain unrelated entities acquired a controlling interest in the Company. Birch recruited a new management team with backgrounds in the entertainment and consumer marketing industries and, with these managers, developed a new business strategy for the Company. In connection with its July 1998 financing, the Company was required by the investors, to hire a new chief operating officer or a consulting firm approved by them. See "Business--Financing Arrangements." Accordingly, in August 1998, the Company retained Carl Marks

Consulting Group, LLC and appointed Chet Obieleski, a representative of Carl Marks, as the Company's Chief Operating Officer. Scott W. Bernstein, the Company's President, Chief Executive Officer and a director of the Company, resigned on November 27, 1998, and Mr. Obieleski assumed the additional positions of President and Chief Executive Officer. In addition, the Company's board of directors elected Mr. Obieleski as a director to fill the vacancy created by Mr. Bernstein's resignation.

Turnaround Plan

          Since emerging from bankruptcy, the Company has pursued a new business strategy, or "Turnaround Plan." The Turnaround Plan is designed to revitalize, reposition and restore the Company's core business and improve profitability by:

         o        implementing a broad cost reduction program;
         o rebuilding corporate infrastructure and operating capabilities;
         o adding in-store programs featuring entertainment activities and broader product offerings; and
         o        refocusing the Company's marketing strategy.

         Cost Reduction Program

         Closing or Sale of Unprofitable Stores. Beginning in 1995 and continuing through 1998, the Company implemented a broad cost reduction program to reduce its expenses relative to revenues and to increase efficiency. This program resulted in the closing or sale of approximately 140 FunCenters that were either unprofitable or determined to be unlikely to contribute to future profits because of uneconomic leases, unfavorable demographics, undesirable size or market saturation. The Company has now decided to close approximately 50 under-performing FunCenters. See, "Properties -- FunCenter Closure Plan."

         Other Cost Reduction Measures. The Company also implemented several initiatives to reduce annual overhead expenses, including:

         o a substantial reduction in corporate and regional management personnel and related corporate support expenditures;
         o the introduction of standard labor planning, purchasing and inventory control systems;
         o        changes in game food and beverage operations and vendors;
         o a revised birthday party reservation process and risk management programs; and
         o        renegotiated store leases with more favorable terms.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

         The Company also established an incentive-based compensation plan tied to store profitability and service quality measures for its FunCenter and regional managers to create a stronger sense of ownership and accountability and to build support for the Company's business strategy.

         Product Improvements

         Since emerging from Chapter 11, the Company began an extensive FunCenter renovation program designed to broaden its entertainment offerings, upgrade its facilities and give such facilities a "new look" consistent with Discovery Zone's brand repositioning campaign. These renovations typically included the addition of designated areas for laser tag, arts and crafts, Kids Karaoke and promotional activities. Through 1998, the Company renovated approximately 60% of its FunCenters. These renovations were more costly and took longer to complete than originally anticipated and, due to a lack of funds, the Company has stopped making any further renovations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

         The Company has created a series of regularly changing activities and events tied to major entertainment offerings and consumer products that appeal to children. Laser tag has been themed to the motion pictures and animated television series "Men in Black" and "Godzilla." In 1998, the Company offered a hockey skills promotion with the National Hockey League and CCM, a leading hockey equipment manufacturer, as well as a promotional theme tied to the motion picture "Lost in Space." During the second half of 1998, the Company conducted a series of promotions with Fox Kids Worldwide. See "Business -- New Marketing and Entertainment Strategy."

         During 1998 the Company made significant improvements in its game operations, reducing the average downtime for its games from approximately 30% in the first quarter of 1999 to 10% in the fourth quarter of 1998 and introduced a number of revised operating procedures to improve the profitability of its game operations. Based on a series of tests conducted during 1998, the Company purchased or leased approximately 700 new games in late 1998. See "Recent Developments."

         In 1997, the Company entered into marketing and product agreements with Pizza Hut and Pepsi. These agreements provide for joint promotions and, the Company believes, increase the appeal and quality of its food service operations. Approximately 80% of FunCenters offer Pizza Hut products. The Company recently expanded its selection of menu items with new offerings that it believes will increase appeal to adults. See "Recent Developments."

         In addition to the promotional agreements referred to above, during 1997 and 1998, the Company entered into promotional arrangements with Fox Kids Worldwide, Cartoon Network, Hasbro, Columbia Tri-Star, New Line Cinema, the Worldwide Wrestling Federation, Welches, Oscar Meyer and the Nabisco Foods Group. Due to its national market presence and the strength of its brand name, the Company believes that it has the ability to act as a platform for other promotional and product "tie-ins" with children's entertainment and consumer product companies, which should give the Company access to a wide variety of joint marketing, cross-promotional and in-store entertainment opportunities. The Company believes that such alliances provide significant marketing support and themed based promotions to periodically refresh its product offerings and to stimulate repeat customer visits on a cost-effective basis.

         The Company has also sought to increase revenue by better utilizing its existing facilities. To increase weekday visits, the Company developed interactive parent-child play programs for preschoolers in 1997. These programs offer tumbling, climbing, exercising and singing and are now being offered under the "Discovery Zone University" and "DZU" brand names. During 1998, these weekday programs were available in approximately 25 FunCenters. The Company does not currently intend to expand these programs beyond the locations currently offering them.

         Marketing and Entertainment Strategy

         Since mid-1997, the Company has implemented a new marketing strategy consisting of several components:

         o Reposition and relaunch "New DZ" brand -- The Company is reintroducing itself as the "New DZ." Through a combination of local and national public relations efforts and a revised advertising campaign, the Company is repositioning itself from a children's indoor playground to a children's entertainment center.

         o Reorient marketing to regional and local focus -- The Company is refocusing its marketing efforts on local and regional marketing and advertising programs with a national "overlay."

         o Form strategic marketing partnerships -- The Company has established cross-promotional alliances with local and regional businesses, such as supermarkets, convenience stores and malls, as well as national promoters in the toy, television, film and consumer product industries.

         As part of its ongoing marketing efforts, the Company's strategy is to target both kids and parents. The core target is ages 6 to 11 and is the primary focus of in-store entertainment programs. Separately, a specific programming calendar will be aimed at the younger children, called "DZ Jr." Given the strong interest and efforts of entertainment companies in both of these markets, the Company believes this strategy will create broader tie-in opportunities. Additionally, the Company advertises both its core products and its birthday party business.

Financing Arrangements

         Upon emerging from Chapter 11, the Company issued 85,000 units (the "1997 Units") consisting of $85.0 million aggregate principal amount of its 13 1/2% Senior Secured Notes due 2002 (the "1997 Notes") and 85,000 warrants (the "1997 Warrants") to purchase an aggregate of 805,154 shares of the Company's common stock at an exercise price of $.01 per share. The Company also issued $15.0 million in convertible preferred stock, par value $.01 per share (the "Convertible Preferred Stock"). The net proceeds of the offerings of the 1997 Units and Convertible Preferred Stock totaled $93.8 million, of which the Company used (i) $45.5 million to repay borrowings, claims and expenses incurred while under Chapter 11, (ii) $21.6 million to purchase U.S. Treasury Securities that were placed in escrow and pledged as security for scheduled interest payments on the 1997 Notes through August 1, 1999 and (iii) the remaining proceeds of $26.7 million for capital expenditures, working capital and other general corporate purposes.

         On March 31, 1998, the Company entered into a new $10.0 million revolving credit facility with Foothill Capital Corporation (such facility, as amended from time to time, the "Revolving Credit Facility"), primarily to finance working capital and for other general corporate purposes. On December 18, 1998, the Company obtained a $2.5 million increase in the Revolving Credit Facility through March 15, 1999 at which time the line of credit was reduced to $12.0 million in accordance with its terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         On July 17, 1998, the Company completed a $29.5 million financing from the offering of three series of units (collectively, the "1998 Unit Offerings"): the 1998 Note Units, the Series A Preferred Stock Units and the Series B Preferred Stock Units.

         o The 1998 Note Units consist of: (i) $20.0 million aggregate principal amount of 13 1/2% Senior Collateralized Notes due 2002 (the "1998 Notes"), (ii) 340,000 warrants (the "Series A 1998 Note Warrants") to purchase an aggregate of 601,585,205 shares of common stock at an exercise price of $.00017 per share and (iii) 340,000 redeemable warrants (the "Series B 1998 Note Warrants") to purchase an aggregate of 265,405,238 shares of common stock at an exercise price of $.00017 per share.

         o The Series A Preferred Stock Units consist of: (i) $2.0 million stated value of the Company's 14 1/2% Series A Senior Cumulative Preferred Stock (the "Series A Cumulative Preferred Stock") and (ii) 80 warrants (the "Series A Preferred Unit Warrants") to purchase an aggregate of 170,533,397 shares of common stock at an exercise price of $.00017 per share.

         o The Series B Preferred Stock Units consist of: (i) $8.5 million stated value of the Company's 14 1/2% Series B Junior Cumulative Preferred Stock (the "Series B Cumulative Preferred Stock") and (ii) 340 warrants (the "Series B Preferred Unit Warrants") to purchase an aggregate of 724,766,937 shares of common stock at an exercise price of $.00017 per share.

         Collectively, all of the warrants issued in the 1998 Unit Offerings entitle the holders thereof to purchase an aggregate of 99.6% of the Company's common stock on a fully diluted basis, before giving effect to the issuance of options under the Company's Stock Incentive Plan.

         The 1998 Unit Offerings resulted in net proceeds to the Company of approximately $27.0 million after costs and expenses which the Company used (i) to repay outstanding borrowings under the Revolving Credit Facility, (ii) to purchase $2.8 million of U.S. Treasury Securities that were placed in escrow and pledged as security for scheduled interest payments on the 1998 Notes through August 1, 1999, and (iii) for working capital, capital expenditures and other general corporate purposes, including the payment of expenses previously incurred in connection with the Company's renovation program. In addition, shares of Convertible Preferred Stock with an aggregate stated value of $1 million were tendered to the Company as part of the consideration paid for the Series A Preferred Stock Units, which shares were thereupon canceled by the Company.

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


                          U.S. POPULATION BY AGE GROUP

                                 (IN THOUSANDS)
                 UNDER 5                        5-13            TOTAL UNDER 13
 1995             19,591                       34,384                53,975
 2000             18,987                       36,043                55,030
 2005             19,127                       35,850                54,977
 2010             20,012                       35,605                55,617

-------------
Source:  Mid-range of U.S. Bureau of the Census estimates.

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

         The pay-for-play children's entertainment center industry is highly fragmented and consists largely of local "mom and pop" stores, small regional chains and local non-profit organizations that provide pay-for-play indoor soft play facilities. The Company believes that it pioneered this concept when it built its first FunCenter in 1989. Several national competitors, such as Leaps and Bounds, subsequently emerged, and the Company purchased many such competitors in an attempt to consolidate the market. The Company's future revenues will depend, in part, upon its ability to respond to changes in consumer tastes. The performance of individual FunCenters may be affected by a variety of local factors such as the location of competing facilities, labor and employee benefit costs and the availability of experienced management and hourly employees.

         Additional competitors may include The Walt Disney Company, which has a family entertainment concept in two locations and may open additional store locations, and Jeepers, which owns and operates 15 large indoor entertainment centers. DZ also competes to some extent against certain children's themed restaurant chains, which provide ancillary entertainment offerings and merchandise in addition to food and do not charge admission fees. Such competitors include CEC Entertainment, Inc., the operator and franchiser of approximately 350 "Chuck E. Cheese" restaurants in the United States, and, to a lesser extent, certain franchisees of McDonald's Corporation and other fast food chains that operate indoor playgrounds at a number of locations. These restaurants differ from DZ in that they do not charge for admission and are focused on food as their primary attraction and source of revenue. Certain of these competitors have longer operating histories, substantially greater name recognition and/or more extensive financial, technical, marketing, sales and distribution resources.

         To a more limited extent, the Company competes against indoor/outdoor family entertainment centers, including theme parks and other themed restaurant chains. These destinations offer an entertainment experience centered around attractions such as miniature golf, water rides, go-carts and video arcade games. Theme parks provide a variety of thrill rides, redemption games and other entertainment attractions. Such facilities generally require more travel and have higher prices than FunCenters. Themed restaurants have also expanded in recent years and include chains such as Planet Hollywood and Rainforest Cafe. The generally older and/or broader age group focus of each of these concepts and the differing nature of their product offerings limit the extent to which they compete against the Company.

Current FunCenter Operations

         The FunCenters currently are indoor pay-for-play entertainment centers for children. Adults are not permitted entry without a child. The Company encourages the participation of parents and other accompanying adults, and play equipment is constructed to allow them to play along with their children.

         A typical FunCenter is approximately 12,000 to 17,000 square feet and contains the following special features:

         o an indoor playground composed of a series of tubes, slides, ball bins, climbing mountains, air trampolines, obstacle courses, ramps, stairs and other devices for crawling, jumping, running, swinging and climbing;

         o a separate area for toddlers but on a smaller scale. In renovated FunCenters, this area is called the "DZ Jr." play area. Access to this play area is limited to children under a specified height, which provides younger children their own, less boisterous play area;

         o food and beverage operations which, in most cases, feature a selection of Pizza Hut food products and Pepsi beverage products;

         o a game zone, featuring activities and games which children are awarded tickets for play and, to a more limited extent, video games. Tickets can be redeemed for a variety of small toys and prizes;

         o three to five party rooms, which can be reserved for birthdays or other group events. FunCenters offer a variety of packages that combine a celebration in the party room, including cake and other and beverage services, with access to the entire FunCenter and tokens for use in the game zone for each child attending a party;

         o a redemption counter where awards for games are redeemed, as well as Discovery Zone apparel, toys and products are sold.

         Renovated FunCenters typically also contain the following features:

         o A laser tag area called "Laser Adventure," featuring a maze of interactive targets themed to major entertainment properties;

         o An arts and craft room called the "Art Factory," featuring regularly changing arts and crafts projects;

         o A 1,000 to 1,400 square foot promotional area called the "Cage," featuring a series of changing activities and events. In certain locations, the game zone has been moved to the Cage;

         o A stage area called "DZ Live," featuring custom DZ Video programming and kid Karaoke. The stage area represents a FunCenter focal point where the Company can present public relation appearances, costume characters, storytelling, puppet shows, a talent contest and other appearances;

         Discovery Zone currently targets children 12-years old and younger, with the highest concentration of visitors being two to eight-years old. With its revamped product offerings, it hopes to attract a larger portion of the six-to eleven-year-old market population.

         FunCenters are designed and constructed with an emphasis on safety and security. At each FunCenter, an identification code is stamped on the hand of each child and matched at the exit with an identical stamp upon the hand of the accompanying adult. In addition, the entrance and exit at each FunCenter are monitored for security purposes. At all FunCenters, play area equipment is equipped with protective cushions and padding, and "coaches" are available to assist children through play activities. All FunCenters prohibit smoking and maintain high cleanliness standards.

         FunCenters charge a general admission fee for each child, with prices ranging from $2.99 to $8.99, depending on age and location. The Company also offers discounted admission fees for groups and birthday parties. Adults accompanying children are admitted without charge. Typical hours of operation for FunCenters extend from 11:00 a.m. to 7:00 p.m., Sunday to Thursday, and 10:00 a.m. to 9:00 p.m. on Friday and Saturday. The Company generates most of its revenue on Friday through Sunday.

Intellectual Property

         The names "Discovery Zone" and "DZ" and the Company's logo are registered trademarks and service marks in the United States for a variety of goods and services offered at the FunCenters. The Company has registered and/or is in the process of registering its names and/or logo in the following foreign countries: Australia, Belgium, Brazil, Canada, France, Germany, Hong Kong, Israel, Italy, Japan, Mexico, South Korea, Spain and the United Kingdom. The Company considers these intellectual property rights material to its business and actively defends and enforces them.

Insurance

         The Company maintains customary insurance coverages, including primary commercial liability insurance with limits of $1 million per occurrence and $2 million in the aggregate. The Company also maintains umbrella and excess policies aggregating $100 million per occurrence and in the aggregate, which policies are available after the Company has paid or become legally obligated to pay $100,000 or $250,000 per claim, depending upon the policy year. When the Company's aggregate indemnity and expense amounts in any policy year exceed an aggregate of $2.5 million, the Company's trailing self-insured retention is reduced to $10,000 or $25,000 per occurrence, depending upon the policy year. The Company believes that it carries adequate insurance coverage for its business activities. However, the Company can give no assurance that such coverage will prove to be adequate or will continue to be available to the Company. In addition, if such coverage proves to be inadequate, such event may have a material adverse effect on the financial condition or results of operations of the Company. Claims paid to date have been within amounts accrued by the Company using historical data based on prior experience.

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

Employees

         At March 30, 1999, the Company had approximately 4,700 full and part-time employees, including those employed at its corporate headquarters, regional offices and FunCenters. A typical FunCenter has a staff of between 20 and 40 employees, including managers, counter attendants, coaches and party hosts, most of whom are part-time. The Company's employees are not represented by any labor union or covered by a collective bargaining agreement. The Company believes its relationship with its employees to be good.

                               ITEM 2. PROPERTIES

         As of March 30, 1999, the Company operated 195 FunCenters in 38 states, Canada and Puerto Rico. The Company also operates two Block Party stores, one of which was closed on March 30, 1999. See, "FunCenter Closure Plan." Pursuant to the Company's plan of reorganization, the Company terminated the franchise agreements related to seven franchised FunCenters. These stores continue to operate using the Company's trademarks pending completion of alternative operating arrangements with the franchisees. Approximately 80% of the Company's FunCenters are located adjacent to, or are part of, major shopping centers or strip shopping centers. The following chart shows the Company's FunCenters by location:


                       Number of                                     Number of
Location               Fun Centers         Location                  Fun Centers
--------               ------------        --------                  -----------
Alabama                   4                New Jersey                      8
Arizona                   1                New Mexico                      1
California               19                New York                       16
Colorado                  4                North Carolina                  2
Connecticut               2                Ohio                           10
Delaware                  1                Oklahoma                        3
Florida                  10                Oregon                          2
Georgia                   6                Pennsylvania                    9
Hawaii                    1                Rhode Island                    1
Idaho                     1                South Carolina                  2
Illinois                  5                Tennessee                       4
Indiana                   8                Texas                          19
Iowa                      1                Utah                            1
Kansas                    2                Virginia                        8
Kentucky                  2                Washington                      2
Louisiana                 3                Wisconsin                       4
Maryland                  6                                            _____
Massachusetts             7                Total United States           188
Michigan                  5                Canada                          5
Minnesota                 2                Puerto Rico                     2
Missouri                  5                                            _____
Nevada                    1                Total                         195
                                           The Block Party Stores are located in
                                           Indiana and New Mexico

         The Company owns fifteen of the sites on which the FunCenters operate. Fourteen of these owned sites are subject to mortgages and security interests held by McDonald's to secure the McDonald's Rent Deferral Secured Notes, the McDonald's Note and the Company's future payment obligations under 21 subleases with McDonald's. During the Company's Chapter 11 reorganization, it delivered these notes, mortgages and security interests to McDonald's in settlement of damages suffered by McDonald's as a result of the rejection of certain leases and the restructuring of a security interest granted to McDonald's in connection with a prior acquisition. The indebtedness evidenced by the McDonald's Note and the McDonald's Rent Deferral Secured Notes is referred to as the "McDonald's Indebtedness." The Company leases all of the remaining FunCenter sites. (See FunCenter Closure Plan.) The Company believes that, in most cases, it could find alternative space at competitive market rates if it were unable to renew the lease for a FunCenter site; however, it would likely incur significant relocation expenses and capital expenditures as a result.

         The Company holds three parcels of undeveloped land which it intends to sell. Each of these parcels secures the McDonald's Indebtedness. The proceeds of sales of collateral securing the McDonald's Indebtedness, if any, will be applied first to a reduction of principal on the McDonald's Note and then to principal of the McDonald's Rent Deferral Secured Notes. Future principal payments on the McDonald's Note will be reduced to the extent of the reduction of the outstanding principal balance.

         During the first quarter of 1999, the Company entered into a contract for the sale of property in Littleton, Colorado. The Littleton property consists of two parcels. One parcel is improved with a FunCenter and the other parcel is unimproved land. This contract provides for the sale of such property for $4.2 million. This $4.2 million will reduce the outstanding principal balance of the McDonald's Note to approximately $800,000, and reduce the annual debt service on the McDonald's Note to approximately $130,000 per year. The Littleton sale is scheduled to close in June 1999. The Company can give no assurance that this sale will ultimately occur or what the actual price and terms of the sale will be if it does occur.

         The Company leases approximately 10,000 square feet of office space in the Plantation, Florida area for its finance, purchasing, management information systems and other administrative functions. The Company also subleases approximately 6,500 square feet of office space for its executive offices in Elmsford, New York.

FunCenter Closure Plan

         In order to conserve cash available for operations and to continue as a going concern, the Company developed a plan in March 1999 calling for the closure of approximately 25% of its FunCenters beginning in April 1999, including some FunCenters that were renovated in connection with the Turnaround Plan, and one Block Party facility which closed on March 30, 1999. The Company did not pay rent in March 1999 on many of the leases for these FunCenters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital and Resources."


                            ITEM 3. LEGAL PROCEEDINGS

         On March 25, 1996, Discovery Zone, Inc. and all of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 with the U.S. Bankruptcy Court for the District of Delaware.

         In November 1996, the Company filed its plan of reorganization with the bankruptcy court and a related disclosure statement. The bankruptcy court confirmed the plan of reorganization on July 18, 1997. On July 29, 1997, the plan of reorganization became effective and the Company emerged from Chapter 11. Substantially all of the claims against the Company relating to pre-petition causes of action were discharged on July 29, 1997.

         The Company has been sued by DuPont Corporation for $1.3 million. DuPont alleges that the Company failed to pay for certain renovations to its FunCenters. The Company has countersued, alleging that it incurred significant damages as a result of delays for which DuPont was responsible in the installation of flooring at FunCenters under renovation. The Company has fully accrued the amount claimed by DuPont as a liability in its financial statements.

         The Company is involved in other litigation from time to time in the ordinary course of its business. In the opinion of the Company, any liability that may be incurred upon the resolution of certain claims and lawsuits in which the Company is involved at this time will not, in the aggregate, exceed the limits of the Company's insurance policies or otherwise have a material adverse effect upon the financial condition or results of operations of the Company.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on December 23, 1998. The following individuals were nominated and elected to serve as directors: Chet Obieleski, Martin S. Davis, Greg S. Feldman, Jason B. Fortin, David L. Kass, Scott Johnson, L.G. Schafran, Christopher R. Smith, David Eaton and Mary McGrath. In accordance with the Company's plan of reorganization, a committee of pre-petition unsecured creditors of the Company appointed Paul D. Kurnit to act as their representative on the Company's board of directors. Mr. Kurnit continued to serve as a director of the Company until he resigned on February 12, 1999. As of March 30, 1999, no successor has been appointed to fill the vacancy created by Mr. Kurnit's resignation.

         The stockholders of the Company voted on the following matters:

         1. Election of Directors. The voting result for each nominee is as follows:


Name                             No. of Votes For          No. of Votes Withheld
----                             ----------------          ---------------------
Chet Obieleski                     429,461,316                       *
Martin S. Davis                    429,461,316                       *
Greg S. Feldman                    429,461,316                       *
Jason B. Fortin                    429,461,316                       *
David J. Kass                      429,461,316                       *
Scott Johnson                      429,461,316                       *
L.G. Schafran                      429,461,316                       *
Christopher R. Smith               429,461,316                       *
David Eaton                        429,461,316                       *
Mary McGrath                       429,461,316                       *


         2. The Company's 1998 Stock Incentive Plan was approved by a count of:

                     votes for:                429,461,316
                     votes against:                 *
                     votes abstaining:              0
                     broker non-votes.              0

-----------------

*   Less than .01% of shares entitled to vote.

         3. The reappointment of Ernst & Young LLP as the Company's independent accountants was approved by a count of:

                      votes for:                429,461,316
                      votes against:                 *
                      votes abstaining:              0
                      broker non-votes:              0
-----------------
*   Less than .01% of shares entitled to vote.

         For further information regarding the foregoing matters submitted to stockholder approval, see the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 14, 1998.

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS


         At March 30, 1999, there were approximately 1,000 record holders of the Company's common stock. As of March 30, 1999, there was no established public trading market for the common stock. The Company did not pay any dividends on its common stock in 1998 and does not expect to pay any dividends on the common stock in the future. The Company's ability to pay dividends is limited under the indentures for the 1997 Notes and the 1998 Notes and its Revolving Credit Facility.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following selected historical financial data of the Company as of and for each of the years in the three-year period ended December 31, 1996, for the seven-month period ended July 31, 1997 and as of and for the five-month period ended December 31, 1997 have been derived from the historical audited consolidated financial statements of the Company. Historical data are not necessarily indicative of future results. The financial data presented below with respect to periods prior to the Company's emergence from Chapter 11 on July 29, 1997 are not comparable to that for periods after such date because of the application of Fresh Start Accounting with respect to periods after such date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fresh Start Reporting." The data set forth below should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the related notes thereto included elsewhere in this report.

                                                        Predecessor Company                    Successor Company
                                         -------------------------------------------------  --------------------------
                                                                              Seven Months  Five Months
                                                 Year Ended December 31,          Ended        Ended      Year Ended
                                         -----------------------------------     July 31,   December 31,  December 31,
                                           1994         1995          1996         1997         1997          1998
                                         ---------    ---------    ---------    ---------    ---------    -----------
                                                   (Amounts in thousands except per share and location data)
Statement of Operations Data:
   Total revenue .....................   $ 180,573    $ 259,490    $ 181,725    $  82,704    $  49,107    $ 125,870

   Cost of goods sold ................      36,858       50,227       34,276       14,136        7,311       20,310
   Store operating expenses(1)(2) ....      97,631      185,587      140,486       60,192       44,189      102,772
   Selling, general and administrative
      expenses(2) ....................      36,451       58,201       40,779       10,402       10,866       28,043
   Loss on Impairment of Assets.......        --           --           --           --           --         41,900
   Depreciation and amortization .....      16,183       31,972       21,876       11,920        9,314       22,431
   Restructuring and other charges ...      14,024      372,160         --           --           --           --
                                         ---------    ---------    ---------    ---------    ---------     -------

   Operating loss ....................     (20,574)    (438,657)     (55,692)     (13,946)     (22,573)     (89,586)
   Interest income (expense), net ....      (5,137)     (12,226)      (6,277)      (3,163)      (5,066)     (15,596)
   Other income (expense), net .......       2,331          476         (580)          73         (327)       1,250
   Minority interest .................         256        5,162         --           --           --           --
   Reorganization items ..............        --           --        (21,285)      11,583         --           --
                                         ---------    ---------    ---------    ---------    ---------     -------
   Loss before income tax,
       extraordinary item and
       cumulative effect of change in
       accounting method .............     (23,124)    (445,245)     (83,834)      (5,453)     (27,966)    (103,932)
   Income tax provision (benefit) ....      (4,000)       4,000         --           --           --           --
   Extraordinary item - gain on
   discharge of debt .................        --           --           --        332,165         --           --
   Cumulative effect of change
       in accounting method ..........       5,773         --           --           --           --           --
   Accrued Dividends on 14.5% Cumulative
       Preferred Stock ...............        --           --           --           --           --           (711)
   Accretion of Convertible and
       Cumulative Preferred Stock to
       redemption value ..............        --           --           --           --            (97)        (303)
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Net income (loss) applicable to       $ (24,897)   $(449,245)   $ (83,834)   $ 326,712    $ (28,063)   $(104,946)
       common shareholders ...........   =========    =========    =========    =========    =========    =========
   Per common share -- basic and
   diluted(3):
   Loss before extraordinary
       item and cumulative effect of
       change in method of accounting   $    (0.45)   $   (8.30)   $   (1.45)   $   (0.09)   $   (7.02)   $    (.52)
   Extraordinary Gain ................        --           --           --           5.75         --           --
   Cumulative effect of change in
       accounting method .............       (0.13)        --           --            --          --           --
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Net loss ..........................   $   (0.58)   $   (8.30)   $   (1.45)   $    5.66    $   (7.02)   $    (.52)
                                         =========    =========    =========    =========    =========    =========
   Weighted average number of
       common shares outstanding .....      42,696       54,139       57,691       57,705        4,000      200,230

Other Data:
   Cash used in operations ...........   $  (4,481)   $ (59,103)   $ (39,888)   $ (10,959)   $ (22,457)   $ (25,895)
   Cash provided by (used in)
       investing activities ..........    (121,972)     (64,562)       3,805         (468)     (10,642)     (14,293)
   Cash provided by (used in)
       financing activities ..........      16,162      121,729       33,460       51,493       (1,686)      32,936
                                         ---------    ---------    ---------    ---------    ---------    ---------
   Net cash flows ....................   $(110,291)   $  (1,936)   $  (2,623)   $  40,066    $ (34,785)   $  (7,252)
   EBITDA(5) .........................   $  (4,391)   $(406,685)   $ (55,101)   $ (15,272)   $ (13,259)   $ (67,155)
   Capital expenditures ..............   $ 119,134    $  51,732    $   2,672    $     567    $  10,642    $  14,293
Store Data:
   Company-owned stores at
       period-end(4) .................         318          321          212          210          207         199
   Franchised stores at
   period-end(6) .....................          29           15            7         --           --           --
                                         ---------    ---------    ---------    ---------    ---------    --------
   Total stores at period-end ........         347          336          219          210          207         199
Operating Ratio:
   Ratio of earnings to fixed
       charges(7) ....................        --           --           --           --           --           --


                                                   Predecessor Company                  Successor Company
                                         --------------------------------------    ---------------------------
                                                    As of December 31                 As of          As of
                                         --------------------------------------    December 31,   December 31,
                                           1994          1995          1996(8)         1997           1998(9)
                                         ---------    ----------      ---------     ----------    -----------
                                               (Amounts in thousands, except per share and location data)
Balance Sheet Data:
  Cash and cash equivalents
     (unrestriced) ...................   $   7,885     $   5,949      $   3,326      $   8,607       $  1,355
  Restricted cash and investments ....        --            --             --           19,017         10,385
  Total assets .......................     474,686       171,571        125,786        176,591        108,344
  Total long-term debt, including
     current portion .................     139,796       240,663        350,072         88,193        105,841
  Convertible Preferred Stock ........        --            --             --           13,897         13,176
  Cumulative Preferred Stock .........        --            --             --             --           10,917
  Total stockholders' equity (deficit)     238,963      (180,173)      (263,572)        42,255        (62,541)

----------
(1)   Excludes depreciation and amortization and certain unallocated expenses.

(2) Net of $22.2 million, $13.6 million, $0.2 million, $0.0 million, $0.3 million, and $.5 million of capitalized costs related to the Company's expansion for the years ended December 31, 1994, 1995, 1996, the seven months ended July 31, 1997, the five months ended December 31, 1997 and the year ended December 31, 1998, respectively.

(3) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was adopted by the Company in 1997. All periods presented have been restated to conform to the provisions of SFAS No. 128.

(4)   Includes the Block Party Stores.

(5) EBITDA represents net earnings (losses) before interest, income taxes, depreciation and amortization, other income and expense, including minority interest and the portion of capitalized lease expense attributable to interest, change in accounting method, extraordinary item and unallocated reorganization value. EBITDA is presented here to provide additional information about the Company's operations. EBITDA is not a measure of financial performance under generally accepted accounting principles, or GAAP, and should not be considered as an alternative to (i) net income (loss) as a measure of performance (or any other measure of performance under GAAP) or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

(6) The Company rejected or terminated its arrangements with all franchises on or prior to the Effective Date.

(7) For purposes of this item, "fixed charges" represent interest, the interest element of rental expense, capitalized interest and amortization of debt issuance costs, and "earnings" represent income (loss) before income taxes, extraordinary items, cumulative effect of change in accounting method and fixed charges. Earnings were insufficient to cover fixed charges by $23.1 million, $445.4 million, $83.8 million, $5.5 million, $28.0 million and $103.9 million in each of the years ended December 31, 1994, 1995 and 1996, the seven months ended July 31, 1997, the five months ended December 31, 1997 and the year ended December 31, 1998, respectively.

(8) Includes certain claims and other liabilities totaling $344.1 million as of December 31, 1996, which were restricted or extinguished in connection with the plan of reorganization.

(9) Based upon an independent appraisal of the fair market value of the equity interests in the Company, which concluded that the 1998 Note Warrants and the Series A and B Preferred Unit Warrants have no or a nominal value, the Company has allocated $100,000 of the gross proceeds of the offering of the 1998 Note Units to the 1998 Note Warrants and has allocated 100% of the gross proceeds of the offering of the Series A and Series B Preferred Stock Units to the Cumulative Preferred Stock. The Company cannot give any assurance that such allocations will be indicative of the prices at which such securities may actually trade.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company owns and operates pay-for-play children's entertainment centers in North America, with a national network of 195 FunCenters in 38 states, Puerto Rico and Canada targeted at children ages two to 12 and two Block Party Stores which target adult customers. See, "Business -- Properties -- FunCenter Closure Plan."

         The Company generates revenue primarily from the operation of the FunCenters. FunCenter revenues are derived from admission charges, food and beverage sales, redemption game and other concession revenue, and birthday party fees. The Company's revenues are subject to significant quarterly variations based upon several factors, including seasonal changes in weather, holidays and the school calendar. The Company experienced negative comparable store sales while operating in Chapter 11 and this trend has continued through March 1999. See "Recent Developments."

         Since emerging from bankruptcy in July 1997, the Company has undertaken a series of initiatives to increase revenues, including offering new products, improving food and beverage offerings and increasing utilization of FunCenters during weekdays and other off-peak times. The Turnaround Plan consists of a number of cost-cutting and revenue enhancing initiatives, including an extensive FunCenter renovation program designed to enhance its product offerings, improved food and beverage offerings, a revamped marketing and promotional campaign and an enhanced hiring and training program for store managers. Through 1998, the Company had renovated approximately 80% of the FunCenters. The renovations enable FunCenters to offer new products that have been developed by the Company in conjunction with the Company's entertainment and promotional partners. The Company also has converted approximately 90% of its FunCenters to offer Pizza Hut products. Per customer spending on food increased 35% from the second quarter of 1997 through the fourth quarter of 1998. While the Company has made progress in many areas of its operations since emerging from bankruptcy, its turnaround is taking longer to accomplish and is proving to be more costly than the Company anticipated. As a result, the Company has yet to generate positive cash flow from operations and requires additional capital to complete the turnaround and continue as a going concern. In addition, the Company can give no assurance that its Turnaround Plan, as currently constituted, will reverse the declines in revenues and negative operating results that the Company is continuing to experience.

         The Company's operating expenses at the store level consist primarily of food and beverage costs, the cost of game merchandise, labor costs, occupancy and maintenance expense. As a substantial portion of store operating expenses, including occupancy costs, facility maintenance and core staffing requirements are fixed, the Company has a high degree of operating leverage. These savings have been largely offset by increases in rent and other occupancy costs.

         The Company's selling, general and administrative expenses include salaries, corporate and regional management expenses and other administrative, promotional and advertising expenses.

         Comparable store revenues during the fourth quarter of 1998 were down 3.8%, as compared to a decline of 10.3% during the fourth quarter of 1997. For the twelve months ended December 31, 1998, comparable store revenues declined 2.4%, compared to a 15.6% decline in comparable store revenues for the twelve months ended December 31, 1997. This decline in comparable store revenues for 1998 consisted of a 1.7% increase in general admission revenues, offset primarily by decreases in birthday party and game revenues. In 1998, 79 stores (40.1% of total stores) had increased comparable store revenues as compared to 8 stores (4.1% of total stores) in 1997, and 108 stores (54.8% of total stores) had increased general admission revenue as compared to 17 stores (8.6% of total stores) in 1997.

         In spite of some limited improvements relative to comparable periods of the prior year, the Company's revenues in 1998 were less than expected due to
(i) construction delays in completing its FunCenter renovation program and related business disruptions, (ii) delays in launching certain marketing and promotional programs, (iii) unseasonably warm and sunny weather in many parts of the United States, which diminished demand for a variety of indoor entertainment activities and (iv) price increases. See "Business -- Recent Developments." The Company is reporting negative EBITDA for 1998 and expects to report negative EBITDA for the first quarter of 1999. Consequently, the Company sought, and has obtained, a waiver of two financial covenant defaults related to the month ended January 1997 under its Revolving Credit Facility.

         Currently, the Company does not have, and is not generating from operations, sufficient cash to meet its obligations as they become due. Due to a lack of funds, in the fourth quarter of 1998 the Company suspended its renovation program and stopped making any further renovations to its FunCenters. Additionally, the Company did not pay rent on certain of its properties in March 1999. As an interim measure, in order to reduce operating costs and conserve cash, the Company plans to close approximately 25% of its underperforming FunCenters, including some FunCenters that were renovated in connection with the Turnaround Plan, by the end of the second quarter of 1999.

         Historically, the cash necessary to fund the Company's working capital, operating losses and capital expenditures has been provided by debt or equity financing. However, the Company does not have any further borrowing availability under its Revolving Credit Facility and is severely restricted in its ability to obtain additional debt or equity financing. On February 8, 1999, the Company engaged the investment banking firm of Ladenburg, Thalmann & Co. to assist it in raising additional capital and exploring other strategic alternatives, including possible investments by one or more strategic partners or other investors. If the Company is unable to obtain additional debt or equity financing or arrange a sale of the Company or substantially all of its assets in the near future, it will have to seek bankruptcy protection. See "Business -- Recent Developments" and "--Liquidity and Capital Resources."

         In addition, in their report on the Company's consolidated financial statements set forth in this annual report, Ernst & Young LLP stated that the Company's continued operating losses and its need for additional capital to continue funding operations and meet its obligations as they become due raises substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

         Upon emerging from bankruptcy, the Company adopted Fresh Start Accounting. See "-- Fresh Start Reporting." Thus the Company's balance sheets and statements of income and cash flows after July 29, 1997, reflect a new reporting Company (the "Successor Company") and are not comparable to periods prior to the July 29, 1997, which reflect the Company prior to and during its Chapter 11 reorganization (the "Predecessor Company").

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

Comparison of Years Ended December 31, 1998 and 1997

         Revenue. The Company had revenue of $125.9 million in 1998, a decrease of 4.5% from revenue of $131.8 million in 1997. This decrease in revenue in 1998 consisted of a 2.4% decrease in comparable store sales during 1998 (as compared to a 15% decline in 1997). The decrease in revenue in 1998 was due to a reduction in the number of operating FunCenters, from 205 in 1997 to 197 in 1998 as a result of store closings, and a 14.5% decline in comparable store attendance from 1997, offset in part by increases in general admission prices in renovated Fun Centers and improvements in in-store spending for food and games. The decrease in revenue in 1998 was also offset in part by $1.7 million in additional sponsorship revenue.

         Cost of Goods Sold. Cost of goods sold, which consists primarily of the cost of food, redemption merchandise and other product sales, was $20.3 million for 1998 and $21.4 million for 1997. As a percentage of revenue, cost of goods sold declined from 16.3% in 1997 to 16.1% in 1998. This reduction was attributable primarily to simplified product offerings, improved cost management and lower costs associated with the conversion to a new food supplier, offset by increases due to new product offerings.

         Store Operating Expenses. Store operating expenses, which consist primarily of compensation and benefits of FunCenter operating personnel, occupancy expenses and facility repair and maintenance expenses, decreased from $104.4 million ($104.2 million before GAAP Rent Adjustments (defined below)) in 1997 to $102.8 million ($101.2 million before GAAP Rent Adjustments) in 1998. As a percentage of total revenue, store operating expenses increased from 79.2% in 1997 to 81.6% in 1998. This increase was attributable to lower comparable revenues and increased labor costs associated with the Company's new product offerings, offset by reductions in central reservation expenses and other cost savings generated through the Company's cost reduction program and store closings. During 1998, store operating expenses included certain nonrecurring costs resulting from training and start-up expenses for new product offerings and disruptions related to the FunCenter renovation program.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses, which include salaries, corporate and regional management expenses and other administrative, promotional and advertising expenses, increased from $21.3 million in 1997 to $28.0 million in 1998. This increase was attributable primarily to an increase in sales and marketing programs associated with the Company's revitalization plan and to increases in general and administrative costs in 1998 compared to 1997.

         Depreciation and Amortization Expense. Depreciation and amortization expenses increased from $21.2 million in 1997 to $22.4 million in 1998. During the 1998 period this expense reflected depreciation and amortization expense related to an increase in the carrying value of the Company's trademarks, property and equipment as a result of its adoption of Fresh Start Accounting for the Successor Company.

         Other Charges; Loss on Impairment of Assets. The Company recorded a $41.9 million loss on impairment of assets consisting of a $35.5 million reduction in the carrying value of certain property and equipment and a $6.4 million reduction in the carrying value of certain trademark assets pursuant to SFAS No. 121 "Accounting for the Impairment of Long Lived Assets to be Disposed of" primarily related to the Company's FunCenter Closure Plan.

         Interest Expense. Interest expense increased from $9.3 million in 1997 to $16.6 million in 1998. This increase was due to the issuance of the 1998 Notes in July 1998 and due to the fact that reported interest expense for the Predecessor Company did not include interest on pre-petition indebtedness, which was suspended during the Company's reorganization under Chapter 11.

         Interest Income. Interest income decreased from $1.1 million in 1997 to $1.0 million in 1998. The decrease was due to lower balances in restricted cash and investments accounts (the interest escrow accounts established in connection with the Company's note offerings) in 1998 versus 1997.

         Other, net. The Company recorded $2.8 million of other income from a revision in the estimate of accrued Prepetition Tax Claims due to settlements during the claim resolution process. This was offset by $1.0 million of other expense from the accrual of future rent expense from unused equipment leases incurred in conjunction with the Company's renovation program and $.7 million of net losses from the disposal of certain assets.

         Reorganization Items. Reorganization items of $11.6 million (increase to income) were incurred by the Company during 1997 in connection with its reorganization under Chapter 11. Included in reorganization items for 1997 was an increase in net income of $24.8 million which resulted from the difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities, offset by losses on assets associated with the closing of FunCenters, the write-off of deferred financing costs on certain pre-petition indebtedness, $6.2 million incurred for professional fees and other expenses associated with the Company's plan of reorganization.

         EBITDA. The Company reported negative EBITDA for 1998 of $23.7 million, before reorganization and non-cash GAAP rent adjustments which were affected by Fresh Start Accounting ("GAAP Rent Adjustments"), and $25.3 million after such adjustments, compared to negative EBITDA of $15.1 million before such adjustments, and $15.3 million after such adjustments, for 1997. This decline was attributable primarily to lower revenues during 1998 as compared to 1997 and increased expenditures for sales and marketing programs.

Comparison of Years Ended December 31, 1997 and 1996

         The twelve months ended December 31, 1997 include the results of the Predecessor Company for the seven months ended July 31, 1997 and the results of the Successor Company for the five months ended December 31, 1997. The principal differences between the periods relating to the Predecessor Company, on the one hand, and periods relating to the Successor Company, on the other hand, relate to reporting changes regarding the Company's capital structure and indebtedness and the revaluation of the Company's long-term assets, which primarily affect depreciation and amortization expense and interest expense in the Company's results of operations.

         Revenue. The Company had revenue of $131.8 million in 1997, a decrease of 28% from $181.7 million in 1996. This decrease resulted primarily from a decrease in the number of FunCenters in operation and a reduction in average sales per FunCenter. In connection with the Company's reorganization, the Company has closed or sold 130 underperforming stores. See "Business -- Cost Reduction Program." The decrease in same store average sales per FunCenter of approximately 15% was due primarily to disruptions in the business associated with the Company's bankruptcy and a lack of new attractions at the FunCenters. During the fourth quarter of 1997, revenues were also negatively impacted as the Company temporarily closed stores and discounted admission prices as part of its renovation program.

         Cost of Goods Sold. Cost of goods sold was $21.4 million in 1997 and $34.3 million in 1996. As a percentage of revenue, cost of goods sold declined from 18.9% in 1996 to 16.3% in 1997. This percentage reduction was primarily attributable to simplified product offerings, better cost management and, beginning in the fourth quarter of 1997, lower costs associated with conversion to a new food and supply vendor. The decline in actual dollars also was due, in part, to a lower number of FunCenters operating in 1997.

         Store Operating Expense. Store operating expenses were $104.4 million in 1997, compared with $140.5 million in 1996. As a percentage of total revenues, store operating expenses increased from 77% in 1996 to 79% in 1997. The increase as a percentage of revenue was attributable to the decline in revenues during 1997. The $36.1 million reduction in store operating expenses is primarily attributable to the implementation of labor planning, lower rent from renegotiated leases, reductions in central reservation expenses and other cost savings generated through the Company's cost reduction program and store closings. During the five months ended December 31, 1997, store operating expenses included certain non-recurring costs resulting from training and start-up expenses for new product offerings and renovation program disruptions to FunCenter operations.

         Selling, General and Administrative Expense. Selling, general and administrative expenses were $21.3 million in 1997, a decrease of 47.8% from $40.8 million in 1996. As a percentage of revenue, selling, general and administrative expenses declined from 22% in 1996 to 16% in 1997 despite a 28% reduction in revenue. This decrease reflected a reduction in corporate staff and related expenses, and marketing expenses as part of the Company's cost reduction program, combined with a general reduction in spending due to the lower number of FunCenters in operation during 1997.

         Depreciation and Amortization Expense. Depreciation and amortization expense was $21.2 million in 1997, a decrease of 3% from $21.9 million in 1996. The decline resulted primarily from the reduction in the number of FunCenters in operation, offset by an increase during the five months ended December 31, 1997 attributable to an increase in the carrying value of the Company's plant and equipment as a result of adopting Fresh Start Accounting for the Successor Company.

         Interest Expense. Interest expense was $6.1 million during the five months ended December 31, 1997 for the Successor Company and $3.2 and $6.3 million, respectively, for the Predecessor Company during the seven months ended July 31, 1997 and the year ended December 31, 1996. Reported interest for the Predecessor Company did not include interest on the pre-petition indebtedness, which was suspended during the Company's reorganization under Chapter 11. Had these interest costs been accrued, reported interest expenses would have been $12.4 and $18.2 million, respectively, for the seven months ended July 31, 1997 and the year ended December 31, 1996.

         Interest Income. The Company reported interest income of $1.1 million during 1997 and $0 in 1996. The increase was due to investment earnings from the escrowed interest account for the 1997 Notes and short-term investments of the proceeds of the offering of the 1997 Units and Convertible Preferred Stock in the exit financing.

         Reorganization Costs. Reorganization costs of $11.6 million (increase to income) and $21.3 million (decrease to income) were incurred by the Company during its reorganization under Chapter 11 for the years ended December 31, 1997 and 1996, respectively, including $6.2 million and $7.1 million incurred for professional fees in the 1997 and 1996 periods, respectively. Included in reorganization items for the year ended 1997 was an increase in net income of $24,829,000 which resulted from the difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities. See Note 4 to the Consolidated Financial Statements. The remainder was primarily attributable to losses on asset disposals associated with the closing of FunCenters, the write-off of deferred financing costs on certain pre-petition indebtedness and expenses associated with the Plan of Reorganization.

Liquidity and Capital Resources

         The Company does not require significant working capital for inventory because it uses trade credit to purchase food products and other supplies. The Company does require cash to fund operating losses and debt service and to finance capital expenditures to maintain and upgrade its existing stores. Historically, the Company has met these liquidity requirements primarily through external financing, including the issuance of debt and equity securities and borrowings under its credit facilities, as well as through cash generated by operating activities.

         In connection with its plan of reorganization, substantially all of the Company's pre-petition debt facilities and other obligations to creditors were restructured, repaid or eliminated, including certain pre-petition tax claims and the McDonald's Indebtedness.

         Post-Bankruptcy Financings. In July 1997, the Company received net proceeds of $93.8 million from the offerings of the 1997 Units and the Convertible Preferred Stock. See "Business -- Financing Arrangements." Of this amount, the Company used (i) $45.5 million to repay borrowings, claims and expenses incurred under Chapter 11, (ii) $21.6 million to purchase U.S. Treasury Securities which were placed in escrow and pledged as security for scheduled interest payments on the 1997 Notes through August 1, 1999 and (iii) $26.7 million to finance capital expenditures, working capital and other general corporate purposes.

         In March 1998, the Company entered into a $10.0 million Revolving Credit Facility with Foothill Capital Corporation. The Revolving Credit Facility bears interest at prime plus 1%, plus certain fees, and initially allowed the Company to borrow 133% of the 12-month trailing FunCenter contribution (as defined therein) for its 100 top performing FunCenters up to a maximum principal amount of $10.0 million. The indentures for the 1997 Notes and 1998 Notes permit the Company to incur up to $5.0 million of additional indebtedness under an eligible credit facility (as defined therein), which could include a $5.0 million increase in the Revolving Credit Facility up to a maximum principal amount of $15.0 million. On December 18, 1998, the Company obtained a $2.5 million increase in the Revolving Credit Facility through March 15, 1999, at which time the line was scheduled to be reduced to $12 million in accordance with its terms.

         In July 1998, the Company received net proceeds of approximately $27 million from the 1998 Unit Offerings. See "Business -- Financing Arrangements." The Company used these net proceeds (i) to repay outstanding borrowings under the Revolving Credit Facility, (ii) to purchase $2.8 million of U.S. Treasury Securities that were placed in escrow and pledged as security for scheduled interest payments on the 1998 Notes through August 1, 1999 and (iii) for working capital, capital expenditures and other general corporate purposes, including the payment of expenses previously incurred in connection with the Company's renovation program. In addition, shares of Convertible Preferred Stock with an aggregate stated value of $1.0 million were tendered to the Company as part of the consideration paid for the Series A Preferred Stock Units, which shares were then canceled by the Company.

         Liquidity. In 1998 and 1997, the Company used cash in operations of $25.0 million and $27.8 million, respectively, before reorganization items. The decrease in cash used in operations during 1998 was attributable primarily to decreases in prepaid expenses and other assets, such as prepaid insurance and post-petition vendor deposits.

         In connection with its renovation program, the Company had incurred or committed approximately $28 million in capital expenditures for renovations through December 31, 1998, of which approximately $1.5 million remains unpaid. These renovations were more costly and took longer to complete than the Company originally anticipated. Continuing negative operating cash flow in 1998 resulted in less capital being available for the Company's renovation program. Due to this lack of funds, the Company stopped making any further renovations to its FunCenters in the fourth quarter of 1998. This, in turn, has slowed the implementation of the Company's Turnaround Plan.

         Because the Company's operations have not generated positive cash flow and its renovation program has cost more than expected, the Company requires additional capital to fund debt service, operating losses and capital expenditure requirements. However, as discussed below, the Company is severely restricted in its ability to obtain additional debt or equity financing and cannot provide any assurance that such additional financing will be obtained.

         At December 31, 1998, the Company had an unrestricted cash balance of approximately $1.4 million. At March 30, 1999, the Company had an overdraft in unrestricted cash of approximately $(1.0) million. As of December 31, 1998, the Company had $10.4 million in cash and investments in escrowed interest accounts for the 1997 Notes and the 1998 Notes. This balance is dedicated to making scheduled payments of interest on the 1997 and 1998 Notes through August 1, 1999. Thereafter, the Company will have to pay interest on the 1997 and 1998 Notes using cash available from operations, unless it can obtain additional sources of capital to finance these obligations.

         As of December 31, 1998, the Company had $9.4 million of borrowings outstanding under the Revolving Credit Facility and had an ability to borrow an additional $3.1 million, subject to a reserve of $150,000 for an outstanding letter of credit. On March 30, 1999, the Company had $9.93 million of borrowings outstanding under the Revolving Credit Facility which, together with the required reserve of $150,000 for an outstanding letter of credit, leaves the Company with minimal additional borrowing capacity under the Revolving Credit Facility. The Company is unable to incur significant additional indebtedness without obtaining the consent of Foothill Capital, as lender under the Revolving Credit Facility, and holders of the 1997 Notes and 1998 Notes. The Company cannot give any assurance that it will be able to obtain additional debt financing. Additionally, even if the Company were able to find a source of additional debt financing, the Company cannot give any assurance that it would be able to obtain the required consent from Foothill Capital or holders of the 1997 and 1998 Notes in a timely manner, or at all, in order to incur such additional indebtedness.

         The Company is also limited in its ability to raise additional equity. The Company has only a limited amount of authorized and unissued shares of capital stock. If an investor were to propose making a substantial equity investment in the Company, the Company would need to increase the amount of its authorized share capital. In connection with the 1998 Unit Offerings, certain investors in such financing required the Company to amend its Certificate of Incorporation to provide that, unless representatives of the holders of the 1998 Notes then constitute a majority of the Company's board of directors, the Company's Certificate of Incorporation cannot be amended without the unanimous consent of all of the Company's stockholders. Given the large number of stockholders, this provision effectively bars the Company from increasing its authorized share capital without first reconstituting its board of directors so that designated representatives of the holders of the 1998 Notes comprise a majority of directors. As a result, the Company is significantly restricted in its ability to obtain additional equity capital.

         Due to the deterioration of its financial position, the Company breached two financial covenants under the Revolving Credit Facility as of January 31, 1999. On March 31, 1999, the Company again will state in its report for February 1999 that it is in technical default under the Revolving Credit Facility with respect to minimum required EBITDA at the store and overall Company levels for February 1999. Foothill Capital has agreed to waive these defaults for January and February 1999. On April 30, 1999, the Company expects that it will state in its report for March 1999 that it will be in technical default under the Revolving Credit Facility with respect to minimum required EBITDA at the store and overall Company levels for March 1999. The Revolving Credit Facility permits a 30-day grace period with respect to such defaults which will end on May 30, 1999. Under the terms of the Revolving Credit Facility, the Company may develop and present to Foothill Capital an action plan to address these defaults which Foothill will consider in deciding whether to grant another waiver. Unless these defaults are cured or waived, this breach will constitute an event of default under the Revolving Credit Facility which, in turn, will trigger an event of default under the indentures governing the 1997 and 1998 Notes and the McDonald's Notes. If such events of default were to occur, Foothill Capital and the holders of the 1997 and 1998 Notes and the McDonald's Notes can accelerate such debt. If such acceleration occurs, all amounts owed under the Revolving Credit Facility, the 1997 Notes and the 1998 Notes and the McDonald's Notes would be declared immediately due and payable and reclassified as such on the Company's financial statements. In such event, the Company would not have enough cash to pay such debt and would be forced to seek bankruptcy protection.

         The Company does not have, and is not generating from operations, sufficient cash to meet all of its obligations as they become due, including required payments under agreements material to current FunCenter operations. The Company did not pay rent on certain of its properties in March 1999. As discussed above, the Company is significantly restricted in its ability, and likely will not be able, to obtain any additional debt or equity financing. As an interim measure, in order to reduce operating costs and conserve cash, the Company plans to close approximately 25% of its FunCenters (primarily under-performing FunCenters), including some FunCenters that were renovated in connection with the Turnaround Plan, by the end of the second quarter of 1999. Additionally, the Company is considering selling certain noncore assets to provide additional capital for operations. The Company can give no assurance that it will be able to sell any such assets or obtain additional financing or other capital in sufficient time to permit the Company to pay its obligations as they become due. Any failure to pay such obligations as they become due may lead to, among other things, third parties exercising their contractual and other legal rights and remedies against the Company and its properties and assets. Accordingly, in the absence of an immediate sale of all or a substantial portion of the Company or additional financing (which, in either case, would require consents or waivers from the Company's lenders), the Company will have no choice but to seek bankruptcy protection.

         In addition, in their report on the Company's consolidated financial statements set forth in this annual report, Ernst & Young LLP stated that the Company's continued operating losses and its need for additional capital to continue funding operations and meet its obligations as they become due raises substantial doubt about the Company's ability to continue as a going concern.

         Potential Sale of the Company. On February 8, 1999, the Company engaged the investment banking firm of Ladenburg, Thalmann & Co. to assist it in raising additional capital and exploring other strategic alternatives, including possible investments by one or more strategic partners or other investors. This engagement may result in the sale of the Company through a merger, joint venture, business combination, sale of assets or other similar transaction. Ladenburg has contacted numerous parties, some of which have expressed interest in reviewing due diligence materials regarding the Company. Three of these parties have begun preliminary due diligence reviews. The Company cannot provide any assurance:

         o that any party will offer to purchase the Company or its assets, or to invest significant capital in the business,

         o that required waivers or consents from the Company's lenders (including Foothill Capital and holders of the 1997 Notes and the 1998 Notes) can be obtained,

         o that any such transaction could be completed without the Company first seeking bankruptcy protection.

         Even if the Company does locate a buyer, given its highly leveraged capital structure and the restrictions contained in various agreements governing its debt and equity securities, it is likely that such a buyer would require that all or substantially all of the Company's existing debt be converted into equity or otherwise subordinated. Unless the Company's existing lenders agree to such a conversion, the Company would have no choice but to seek to reorganize under Chapter 11 of the U.S. Bankruptcy Code in order to complete such a transaction.

         The Company was required by investors in its 1998 Unit Offerings (a) to enter into a Stockholders' Agreement among the Company, certain of its stockholders and the Trustee for the 1998 Notes and (b) to amend its Certificate of Incorporation. Both the Stockholders' Agreement and the amendment to the Certificate of Incorporation provide that the Company will not, and will not permit any subsidiary, to

         o        file for bankruptcy,
         o        appoint a custodian for all of the Company's assets,
         o consent to, or assist in, the institution of a bankruptcy or insolvency proceeding against the Company, or
         o        make any general assignment for the benefit of creditors,

unless any of such action has been approved by a unanimous vote of the Company's board of directors. If this provision is enforceable, the Company would not be able to seek bankruptcy protection until its board of directors unanimously approves such action. If the Company fails to pay its obligations as they become due, the Company's creditors may exercise their contractual and other legal rights and remedies against the Company. If this occurs and the provisions described above are determined to be enforceable, delay by the Company's board of directors in timely seeking bankruptcy protection could have a material adverse effect on the Company's financial condition and results of operations.

Seasonality

         The Company's FunCenters experience seasonal fluctuations in their revenues. Higher revenues occur in the first quarter of the year due to the fact that many FunCenters are located in cold weather regions where children are less likely to play outside during this time of year. In 1998, the FunCenters generated 31.7% of their revenue in the first quarter versus 23.7%, 22.8% and 21.8% in the second, third and fourth quarters, respectively. These fluctuations in revenues are primarily related to the school year and the weather.

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), issued in February 1992. Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion of the deferred tax assets will not be realized. At December 31, 1998, the Company's deferred tax valuation allowance was equal to its net deferred tax assets because, in management's judgment, it is "more likely than not" that all of the net deferred tax assets will not be realized.

         As a result of its reorganization under Chapter 11, the Company realized discharge of indebtedness income of $332,165,000. Although this income is not taxable to the Company for federal or state purposes due to the Company's insolvency, the Company's net operating loss carryforwards ("NOLs") are reduced by a corresponding amount. In addition, as a result of the reorganization, the Company is treated as having experience an "ownership change" under Internal Revenue Code Section 382. Accordingly, the Company's ability to offset income in each post-reorganization taxable year by its then remaining NOLs and certain built-in losses (including depreciation and amortization deductions of any portion of the Company's basis in assets with built-in-losses) is limited to an amount not to exceed the aggregate value of the Company's common stock immediately before the change in control (taking into account the increase in value resulting from the cancellation of creditors' claims under the Plan of Reorganization) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. At December 31, 1998, the Company's NOLs were approximately $137 million and the use of approximately $256 million of those NOLs was limited to approximately $4.0 million per year.

Fresh Start Reporting

         The effects of the Company's reorganization under Chapter 11 have been accounted for in the Company's financial statements using the principles required by the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Accounting"). Pursuant to such principles, the Company's assets and liabilities have been restated at "reorganization value," which is defined as the value of the entity before considering liabilities on a going-concern basis following the reorganization and approximates the amount a willing buyer would pay for the assets of the Company immediately after the reorganization. The reorganization value for the Company has been determined by reference to liabilities remaining after the bankruptcy plus the estimated value of total stockholders' equity of the outstanding shares of the Company's common stock. The reorganization value of the Company has been allocated to the assets of the Company in conformity with the procedures specified by Accounting Principles Board Opinion No. 16, Business Combinations, for transactions reported on the basis of the purchase method of accounting.

Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement would require that the Company classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 in 1998 which had no material impact to the Company's financial statement presentation.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement had no impact on the Company's Financial Statements for 1998, because the Company reviews the operations of each FunCenter and does not segment its FunCenters into geographic or product line segments for purposes of management review.

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

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company has completed an assessment of this situation and, during the third quarter of 1998, began implementing a plan to modify or replace certain portions of its software and hardware by June 30, 1999.

         The Company has both internally developed software and hardware and software purchased or licensed from third party vendors who have upgrade releases available to address the issue. The Company also has communicated with its key suppliers to determine the extent to which Year 2000 issues affect services provided to the Company.

         The Company believes that, in addition to its existing staff, the cost of its Year 2000 identification, assessment, remediation and testing efforts will be approximately $300,000, consisting primarily of previously planned hardware and software upgrades.

         The Company believes that with modifications to existing software and hardware and upgrades to existing third-party vendor software, the Year 2000 issue will not pose significant operational problems for its computer equipment and software. However, if such modifications are not made or are not completed timely, the Year 2000 issues could have a material impact on the Company's ability to operate.

         The Company has begun, but not yet completed, developing an analysis of operational problems and costs, including loss of revenues, that would be reasonably likely to result should the Company and certain third parties not complete efforts necessary to achieve Year 2000 compliance in a timely manner. A contingency plan has not been developed for dealing with the most reasonably expected worst case scenario and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning only if it does not complete the upgrades of hardware and software currently underway before September 30, 1999.


      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has determined that the Company's interest rate risk and foreign currency risk are immaterial to its financial statements.

               RISK FACTORS AFFECTING FUTURE OPERATING PERFORMANCE

         The Company Does Not Have Sufficient Cash to Meet All of Its Obligations and Is Significantly Restricted in Its Ability to Obtain Additional Financing

         The Company does not have, and is not generating from its operations, sufficient cash to meet its obligations as they become due. Historically, the cash necessary to fund the Company's working capital, operating losses and capital expenditures has been provided by debt or equity financing. As of March 30, 1999, the Company had an overdraft of $(1.0) million in unrestricted cash and $1.9 million of borrowing availability under its Revolving Credit Facility, leaving the Company with minimal additional borrowing capacity. In addition, the Company is unable to incur significant additional indebtedness without obtaining the consent of Foothill Capital, as lender under the Revolving Credit Facility, and holders of the 1997 Notes and 1998 Notes. The Company cannot give any assurance that it will be able to obtain additional debt financing. Additionally, even if the Company were able to find a source of additional debt financing, the Company cannot give any assurance that it would be able to obtain the required consent from Foothill Capital or holders of the 1997 and 1998 Notes in a timely manner, or at all, in order to incur such additional indebtedness.

         The Company is also limited in its ability to raise additional equity. The Company has only a limited amount of authorized and unissued shares of capital stock. If an investor were to propose making a substantial equity investment in the Company, the Company would need to increase the amount of its authorized share capital. In connection with the 1998 Unit Offerings, certain investors in such financing required the Company to amend its Certificate of Incorporation to provide that, unless representatives of holders of the 1998 Notes then constitute a majority of the Company's board of directors, the Company's Certificate of Incorporation cannot be amended without the unanimous consent of all of the Company's stockholders. Given the large number of stockholders, this provision effectively bars the Company from increasing its authorized share capital without first reconstituting its board of directors so that designated representatives of the holders of the 1998 Notes comprise a majority of directors. As a result, the Company is significantly restricted in its ability to obtain additional equity capital.

         The Company cannot provide any assurance that it will be able to obtain additional debt or equity financing or consummate a sale of the Company or substantially all of its assets as described under "Management's Discussion & Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Unless in the near future, the Company obtains additional debt or equity financing or is able to consummate a sale of the Company or substantially all of its assets, the Company will not be able to pay its obligations as they become due. This may lead to, among other things, third parties exercising their contractual and other legal rights and remedies against the Company and its properties and assets. Such actions would have a material adverse effect on the ability of the Company to conduct its operations and, in the absence of additonal financing or a sale of the Company or its assets, the Company would have no choice but to seek bankruptcy protection See "Management's Discussion & Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Potential Acceleration of Outstanding Debt

         Due to the deterioration of its financial position, the Company breached two financial covenants under the Revolving Credit Facility as of January 31, 1999. On March 31, 1999, the Company again will state in its report for February 1999 that it is in technical default under the Revolving Credit Facility with respect to minimum required EBITDA at the store and overall Company levels for February 1999. Foothill Capital has agreed to waive these defaults for January and February 1999. On April 30, 1999, the Company expects that it will state in its report for March 1999 that it will be in technical default under the Revolving Credit Facility with respect to minimum required EBITDA at the store and overall Company levels for March 1999. The Revolving Credit Facility permits a 30-day grace period with respect to such defaults which will end on May 30, 1999. Under the terms of the Revolving Credit Facility, the Company may develop and present to Foothill Capital an action plan to address these defaults which Foothill will consider in deciding whether to grant another waiver. Unless these defaults are cured or waived, this breach will constitute an event of default under the Revolving Credit Facility which, in turn, will trigger an event of default under the indentures governing the 1997 and 1998 Notes and the McDonald's Notes. If such events of default were to occur, Foothill Capital and the holders of the 1997 and 1998 Notes and the McDonald's Notes can accelerate such debt. If such acceleration occurs, all amounts owed under the Revolving Credit Facility, the 1997 Notes and the 1998 Notes and the McDonald's Notes would be declared immediately due and payable and reclassified as such on the Company's financial statements. In such event, the Company would not have enough cash to pay such debt and would be forced to seek bankruptcy protection.

Potential Delay in Seeking Bankruptcy Protection

         The Company was required by certain investors in its 1998 Unit Offerings (a) to enter into a Stockholders' Agreement among the Company, certain of its stockholders and the Trustees for the 1998 Notes and (b) to amend its Certificate of Incorporation. Both the Stockholders' Agreement and the amendment to the Certificate of Incorporation provide that the Company will not, and will not permit any subsidiary, to

         o        file for bankruptcy,
         o        appoint a custodian for all of the Company's assets,
         o consent to, or assist in, the institution of a bankruptcy or insolvency proceeding against the Company, or
         o        make any general assignment for the benefit of creditors,

unless any of such action has been approved by a unanimous vote of the Company's board of directors. If this provision is enforceable, the Company would not be able to seek bankruptcy protection until its board of directors unanimously approves such action. If the Company fails to pay its obligations as they become due, the Company's creditors may exercise their contractual and other legal rights and remedies against the Company. If this occurs and the provisions described above are determined to be enforceable, delay by the Company's board of directors in timely seeking bankruptcy protection could have a material adverse effect on the Company's financial condition and results of operations.

Substantial Leverage and Ability to Service Debt

         The Company is highly leveraged. As of March 30, 1999, the Company had an aggregate of $117.0 million of outstanding debt.

         The Company's ability to make scheduled payments of principal and interest or to refinance its obligations with respect to its debt will depend on its financial and operating performance, which, in turn, will be subject to prevailing economic conditions and to certain financial, business and other factors beyond the Company's control. The Company had negative EBITDA before extraordinary items and unallocated reorganization value of $33.8 million in 1996, $15.3 million in 1997 and $67.2 million in 1998. After August 1, 1999, interest on the 1997 Notes and the 1998 Notes no longer will be funded from payments out of escrow accounts. [See me] The Company cannot give any assurance that, based on current levels of cash flow from operations, the Company will have sufficient cash available to pay such interest and other obligations as they become due. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company will be forced to sell assets, obtain additional capital, restructure its debt or file for bankruptcy protection. The Company cannot give any assurance that it will achieve or sustain profitability, generate positive cash flow or have sufficient capital resources to meet its debt service obligations, capital expenditure requirements or working capital requirements. An inability to do so would have a material adverse effect on the financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


         The Company's high degree of leverage could adversely affect the Company in a number of ways. For example:

         o the Company's ability to obtain necessary financing for working capital, capital expenditures, debt service requirements or other purposes is limited;

         o the Company's level of debt could limit its flexibility in planning for, or reacting to, changes in its business;

         o the Company is more highly leveraged than most of its competitors, which places it at a competitive disadvantage;

         o the Company's degree of indebtedness makes it more vulnerable to a downturn in its business or the economy generally;

         o the terms of the Company's existing and future debt restrict, and may restrict, the payment of dividends by the Company; and

         o a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its debt and will not be available for other purposes.

History of Net Losses

         The Company has experienced substantial net losses. Since emerging from bankruptcy under Chapter 11, the Company incurred a net loss before extraordinary items of approximately $28.0 million for the five month period ended December 31, 1997 and $104 million for the year ended December 31, 1998. The Company expects to incur net losses for the year 1999. As of December 31, 1998, the Company had an accumulated deficit of approximately $132 million. The Company cannot give any assurance that net losses will cease to occur in future periods.

Successful Execution of Turnaround Plan

         The Company is implementing its business strategy called the Turnaround Plan. The Turnaround Plan consists of a number of cost-cutting and revenue enhancing initiatives, including an extensive FunCenter renovation program, a revamped marketing and promotional campaign and an enhanced hiring and training program for store managers. While the Company has completed planned renovations at 60% of the FunCenters, it has experienced significant delays and cost overruns in completing the renovation program as originally contemplated. Due to lack of funds, the Company has stopped making any further renovations to its FunCenters. The Company cannot give any assurance that the renovation program will be completed. Full implementation of the Company's business strategy will require additional capital through either debt or equity financing. See "-- The Company Does Not Have Sufficient Cash to Meet All of Its Obligations and Is Significantly Restricted in Its Ability to Obtain Financing."

         Full implementation of the Company's business strategy also will require the successful repositioning of the Company's brand image with its target customers, which will depend, in part, upon successful marketing and promotional campaigns, as well as customer acceptance of product changes. Due to delays and cost overruns in its renovation program, the Company has selectively deferred some of its marketing and promotional campaign, which has affected the Company's ability to attract additional customers. Additionally, as a result of its strategy of developing promotional events with partners, the Company depends on the success of the product offerings of its promotional partners to attract customers and increase visit frequency, which success is largely beyond the Company's control and subject to unpredictable shifts in consumer tastes. Finally, successful implementation of the Turnaround Plan will depend upon the Company's ability to attract and retain qualified FunCenter managers capable of implementing its revised operating strategy.

         The Company experienced negative comparable store sales while operating in Chapter 11. Since emerging from Chapter 11, the Company has not been successful increasing attendance and reversing this trend due to a number of factors including:

         o construction delays in its FunCenter renovation program adversely affected results, particularly during the first quarter of 1998;

         o with respect to renovated FunCenters, construction delays, combined with poor execution of new product offerings disrupted store operations, and price increases discouraged repeat visits;

         o financial constraints caused the Company to delay and scale back certain marketing and promotional programs;

         o poor price-to-value relationships in the pricing of the Company's general admission, birthday party and group sales; and

         o unseasonably warm and dry weather in many parts of the United States diminished demand for a variety of indoor entertainment activities.

Accordingly, the Company will require additional capital to continue its operations. As an interim measure, in order to reduce operating costs and conserve cash, in March 1999 the Company established a plan to close approximately 25% of its underperforming FunCenters, by the end of the second quarter of 1999 including some FunCenters that were renovated in connection with the Turnaround Plan. Without additional financing, the Company will be required to seek bankruptcy protection. Even if the Turnaround Plan is fully implemented, the Company may not be able to reverse comparable store sales and/or earnings trends. The Company cannot provide any assurance that it will be able to successfully implement the Turnaround Plan and any failure to do so would materially adversely effect the Company.

Non-comparability of Financial Information

         Information reflecting the results of operations and financial condition of the Company since it emerged from Chapter 11 on July 29, 1997 is not comparable to prior periods due to:

         o        store closings undertaken during the Company's reorganization;

         o the replacement of the management team and the restructuring of the Company's store operations and general and administrative activities;

         o the costs and expenses relating to the Company's bankruptcy case and the impact of the restructuring or extinguishment of certain interests and liabilities; and

         o the application of Fresh Start Accounting, pursuant to which the Company's assets have been stated at "reorganization value," which is defined as the value of the entity (before considering liabilities) on a going-concern basis following the reorganization. This valuation approximates the amount a willing buyer would pay for the assets of the Company immediately after the reorganization.

Accordingly, there is only limited financial and operating history of the Company for a potential investor to evaluate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Key Personnel

         The Company's success is dependent upon its senior managers, including:
Chet Obieleski, who is the President, the Chief Executive Officer and the Chief Operating Officer; Robert G. Rooney, who is the Senior Vice President and the Chief Financial and Administrative Officer; Sharon L. Rothstein, who is the Senior Vice President of Marketing and Entertainment; and Jeffrey Sasson, who is the Senior Vice President of Retail and Corporate Services. The loss of the services of any such individuals could have a material adverse effect upon the Company.

Control by Principal Stockholders

         The Company's executive officers and directors (and their respective affiliates) (collectively, the "Principal Stockholders") beneficially own 99.6% of the common stock. See "Principal Stockholders." The Principal Stockholders, if voting together, have sufficient voting power to elect a majority of the Company's directors, exercise control over the business, policies and affairs of the Company and, in general, determine the outcome of any corporate transaction or other matters submitted to the stockholders for approval (other than with respect to a decision to file a petition on behalf of the Company under Chapter
11), such as any proposed amendment to the certificate of incorporation of the Company, the authorization of additional shares of capital stock, and any merger, consolidation, sale of all or substantially all of the assets of the Company, and could prevent or cause a Change of Control of the Company, all of which may adversely affect the Company.

         In addition, in connection with the 1998 Units Offerings, certain investors in such financing required a Stockholders' Agreement to be entered into among the Company, the trustee for the 1998 Notes and certain principal stockholders which own a majority of the Company's outstanding voting capital stock. The Stockholders' Agreement provides, among other things, that upon the occurrence of certain events, including an event of default under the indenture for the 1998 Notes or the filing of an involuntary bankruptcy petition by the Company's creditors, at the request of the holders of the 1998 Notes, the Company and such principal stockholders agreed to take appropriate action in order to reconstitute the Company's board of directors so that individuals designated by the holders of the 1998 Notes would constitute a majority of the board of directors. Under a related pledge agreement, the principal stockholders also pledged their shares of capital stock in favor of the trustee for the 1998 Notes in support of their obligations under the Stockholders' Agreement.

Seasonality

         The Company's FunCenters typically experience seasonal fluctuations in their revenues. Higher revenues generally occur in the first quarter of the year due to the fact that many of the Company's facilities are located in cold weather regions where children are less likely to play outside during this time of year. In 1998, the Company's FunCenters generated approximately 32% of their revenue in the first quarter versus 24%, 23% and 21% in the second, third and fourth quarters, respectively. These fluctuations in revenues are primarily influenced by the school year and the weather.

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

         Competitive market conditions, including the emergence of significant new competitors, could materially adversely affect the Company's ability to improve its results of operations. Such new competitors, which may include The Walt Disney Company (which has a family entertainment concept in two locations and has announced plans to open additional store locations), and certain existing competitors have or may have longer operating histories, substantially greater name recognition and more extensive financial, technical, marketing, sales and distribution resources. The Company can give no assurance it will be able to compete successfully against existing and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Limitation on Use of Net Operating Losses and Built-in Losses

         The Company was required to reduce its Net Operating Loss carryforwards ("NOLs") as a result of the cancellation of indebtedness pursuant to the confirmation of the Company's plan of reorganization.

         At December 31, 1998, the Company's NOLs were approximately $256 million (after taking into account the reduction due to the cancellation of indebtedness). As a result of its reorganization under Chapter 11, the Company is treated as having experienced an ownership change under Internal Revenue Code
Section 382. Thus, the Company's ability to offset income in each post-reorganization taxable year by its remaining NOLs and built-in losses (including depreciation and amortization deductions of any portion of the Company's basis in assets with built-in losses) is limited to an amount not to exceed the aggregate value of the Company's common stock immediately before such change in control (taking into account in such calculation, however, any increase in value resulting from any surrender or cancellation of creditors' claims in connection with the Plan) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Based on this calculation, the Company's use of approximately $137 million of these NOLs is limited to approximately $4.0 million per year as of January 1, 1999, and may be limited further in the event of subsequent ownership changes under Code Section 382.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE

Report of Independent Certified Public Accountants                           34

Consolidated Statements of Operations for the year ended December 31,
         1998, the five month period ended December 31, 1997, the seven month period ended July 31, 1997, and the year ended
         December 31, 1996                                                   35

Consolidated Balance Sheets as of December 31, 1998 and 1997                 37

Consolidated Statements of Cash Flows for the year ended December 31,
         1998, the five month period ended December 31, 1997, the seven month period ended July 31, 1997, and the year
         ended December 31, 1996                                             39

Consolidated Statements of Redeemable Preferred Stock, Common Stock and
         Other Equity (Deficit) for the year ended
         December 31, 1998, the five month period
         ended December 31, 1997, the seven month period
         ended July 31, 1997, and the year ended  December 31, 1996          41

Notes to Consolidated Financial Statements                                   42

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Discovery Zone, Inc.

We have audited the accompanying consolidated balance sheets of Discovery Zone, Inc. and subsidiaries as of December 31, 1998 and 1997 (Successor Company) and the related consolidated statements of operations, redeemable preferred stock, common stock and other equity (deficit), and cash flows for the year ended December 31, 1998 and five-month period ended December 31, 1997 (Successor Company), and the seven-month period ended July 31, 1997 and year ended December 31, 1996 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Zone, Inc. and subsidiaries at December 31, 1998 and 1997 (Successor Company) and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and five-month period ended December 31, 1997 (Successor Company), and the seven-month period ended July 31, 1997, and year ended December 31, 1996 (Predecessor Company), in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Discovery Zone, Inc. will continue as a going concern. As more fully described in Note 13, the Successor Company has experienced continued operating losses and management has determined that it will require additional capital to continue funding operations and meet its obligations as they come due. These conditions raise substantial doubt about the Successor Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                            /s/ ERNST & YOUNG LLP

West Palm Beach, Florida
March 30, 1999

                              DISCOVERY ZONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                   Successor Company           Predecessor Company
                                             ----------------------------  ---------------------------
                                                             Five Months
                                              Year Ended        Ended      Seven Months    Year Ended
                                             December 31,    December 31,      Ended        December 31,
                                                 1998           1997       July 31, 1997       1996
                                             -------------   ------------  -------------   -------------
REVENUE                                       $ 125,870      $  49,107      $  82,704      $ 181,725
COST OF GOODS SOLD                               20,310          7,311         14,136         34,276
STORE OPERATING EXPENSE                         102,772         44,189         60,192        140,486
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSE                       28,043         10,866         10,402         40,779
LOSS ON IMPAIRMENT OF ASSETS                     41,900             --             --             --
DEPRECIATION AND
    AMORTIZATION                                 22,431          9,314         11,920         21,876
                                              ---------      ---------      ---------      ---------
OPERATING LOSS                                  (89,586)       (22,573)       (13,946)       (55,692)
OTHER INCOME (EXPENSE):
       Interest expense (Note 1)                (16,647)        (6,076)        (3,249)        (6,277)
     Interest income                              1,051          1,010             86             --
     Other, net                                   1,250           (327)            73           (580)
                                              ---------      ---------      ---------      ---------
        Total other expense, net                (14,346)        (5,393)        (3,090)        (6,857)
                                              ---------      ---------      ---------      ---------

LOSS BEFORE REORGANIZATION
     ITEMS, INCOME TAX PROVISION,
     AND EXTRAORDINARY ITEM                    (103,932)       (27,966)       (17,036)       (62,549)

REORGANIZATION ITEMS:
     Professional fees                               --             --         (6,164)        (7,076)
     Loss on asset disposals                         --             --             --         (8,867)
     Unallocated reorganization value                --             --         24,829             --
     Other, net                                      --             --         (7,082)        (5,342)
                                              ---------      ---------      ---------      ---------
        Total reorganization items                   --             --         11,583        (21,285)
                                              ---------      ---------      ---------      ---------

LOSS BEFORE EXTRAORDINARY ITEM                 (103,932)       (27,966)        (5,453)       (83,834)
EXTRAORDINARY ITEM-GAIN ON
       DISCHARGE OF DEBT                             --             --        332,165             --
                                              ---------      ---------      ---------      ---------
NET INCOME (LOSS)                              (103,932)       (27,966)       326,712        (83,834)

                              Continued Next Page

                              DISCOVERY ZONE, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                      (In thousands, except per share data)

                                                   Successor Company           Predecessor Company
                                             ----------------------------  ---------------------------
                                                             Five Months
                                              Year Ended        Ended      Seven Months    Year Ended
                                             December 31,    December 31,      Ended        December 31,
                                                 1998           1997       July 31, 1997       1996
                                             -------------   ------------  -------------   -------------

ACCRETION OF REDEEMABLE PREFERRED
     STOCK TO REDEMPTION VALUE                     (303)           (97)            --             --

ACCRUED DIVIDENDS ON 14.5% CUMULATIVE
     PREFERRED STOCK                               (711)            --             --             --
                                              ---------      ---------      ---------      ---------
NET INCOME (LOSS) APPLICABLE TO
     COMMON SHAREHOLDERS                      $(104,946)     $ (28,063)     $ 326,712      $ (83,834)

Per common share-- basic and diluted:
     Loss before extraordinary item           $   (0.52)     $   (7.02)     $   (0.09)     $   (1.45)
     Extraordinary item-gain on discharge
       of debt                                       --             --           5.75             --
                                              ---------      ---------      ---------      ---------
     Net income (loss)                        $   (0.52)     $   (7.02)     $    5.66      $   (1.45)
                                              =========      =========      =========      =========
     Weighted average number of common
       shares outstanding                       200,230          4,000         57,705         57,691
                                              =========      =========      =========      =========

         The accompanying notes are an integral part of these statements

                              DISCOVERY ZONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   Successor Company
                                                                        -------------------------------------
                            ASSETS                                      December 31, 1998   December 31, 1997
                                                                        ------------------  -----------------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $   1,355        $   8,607
    Restricted cash and investments                                              10,385           13,036
    Receivables, net                                                                842              750
    Inventories                                                                   2,111            1,739
    Prepaid expenses                                                                869            2,289
    Current deposits                                                               1387            2,804
                                                                              ---------        ---------
        TOTAL CURRENT ASSETS                                                     16,949           29,225
RESTRICTED CASH AND INVESTMENTS                                                      --            5,981
PROPERTY AND EQUIPMENT, net (Note 4)                                             69,379          112,452
LAND HELD FOR SALE                                                                3,475            3,635
TRADEMARKS, net (Note 4)                                                         11,094           18,900
OTHER ASSETS, net                                                                 7,447            6,398
                                                                              =========        =========
        TOTAL ASSETS                                                          $ 108,344        $ 176,591
                                                                              =========        =========

                     LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                          $  10,516        $  13,657
    Accrued liabilities                                                          10,602           11,116
    Notes payable and short-term borrowings                                       1,945              304
    Senior secured revolving credit facility                                      9,353               --
    Current portion of long-term debt                                             1,102            1,102
                                                                              ---------        ---------
         TOTAL CURRENT LIABILITIES                                               33,518           26,179
LONG-TERM DEBT                                                                  104,739           87,091
OTHER LONG-TERM LIABILITIES                                                       8,535            7,169

                              Continued Next Page

                              DISCOVERY ZONE, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                        (In thousands, except share data)

                                                                                   Successor Company
                                                                        -------------------------------------
                                                                        December 31, 1998   December 31, 1997
                                                                        ------------------  -----------------

                   LIABILITIES AND EQUITY (DEFICIT)

SERIES A CONVERTIBLE PREFERRED STOCK - 1,000 shares authorized, 933 and
1,000 shares issued and outstanding and redemption value of $14,000 and
$15,000 in 1998 and 1997, respectively
                                                                                 13,176           13,897

14.5% CUMULATIVE  PREFERRED  STOCK -  Series  A  Senior  Cumulative
Preferred - 80,000 shares  authorized,  issued and outstanding,  and
Series B Senior  Cumulative  Preferred - 340,000  shares  authorized,
337,101 shares issued and outstanding, liquidation value of $10,400
                                                                                 10,917               --

COMMITMENTS AND CONTINGENCIES

COMMON STOCK AND OTHER EQUITY (DEFICIT):
       Common stock - $.00017 par value, 2,400,000,000 shares authorized,
         430,333,492 shares issued and outstanding in 1998, and Common
         Stock - $.01 Par Value, 10,000,000 shares authorized,
         4,000,000 shares issued and outstanding in 1997                             73               40
       Additional paid-in capital                                                69,188           70,063
       Cumulative translation adjustment                                             96              118
       Accumulated deficit                                                     (131,898)         (27,966)
                                                                              ---------        ---------
TOTAL COMMON STOCK AND OTHER EQUITY (DEFICIT)                                   (62,541)          42,255
                                                                              ---------        ---------
TOTAL LIABILITIES AND EQUITY (DEFICIT)                                        $ 108,344        $ 176,591
                                                                              =========        =========

         The accompanying notes are an integral part of these statements

                              DISCOVERY ZONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Successor Company                 Predecessor Company
                                                           ------------------------------    -------------------------------
                                                                Year         Five Months      Seven Months
                                                               Ended            Ended             Ended          Year Ended
                                                            December 31,    December 31,        July 31,        December 31,
                                                                1998            1997              1997              1996
                                                            -------------   -------------    --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(103,932)       $ (27,966)       $ 326,712        $ (83,834)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities before reorganization
  items:
     Reorganization items                                          --               --          (11,583)          21,285
     Plan administrative payments                                (151)          (5,391)          (1,109)              --
     Extraordinary item-gain on discharge of debt                  --               --         (332,165)              --
     Depreciation and amortization                             22,431            9,314           11,920           21,876
     Amortization of debt discount and other noncash
             interest charges                                   2,450              398               --            1,383
     Provision for bad debts                                       --               --               --            1,093
        Loss on impairment of assets                           41,900               --               --               --
     Loss on asset disposals                                      801               --               --            1,010
  Changes in operating assets and liabilities:
     Restricted cash                                           11,447            2,591               --               --
     Receivables                                                  (92)             (42)             630             (831)
     Inventories                                                 (372)            (425)             724            1,998
     Prepaid expenses and other assets                          2,897           (1,825)            (484)          (3,757)
     Accounts payable                                          (1,392)           4,779              814            8,792
     Accrued liabilities                                       (1,095)          (1,779)          (3,182)          (5,193)
     Other                                                        133              375             (108)              --
                                                            ---------        ---------        ---------        ---------
Net cash used in operating activities before
     reorganization items                                     (24,975)         (19,971)          (7,831)         (36,178)
Reorganization items:                                              --               --           11,583          (21,285)
Adjustments to reconcile reorganization items to
     cash provided by (used in) reorganization items:
     Unallocated reorganization value                              --               --          (24,829)              --
     Loss on asset disposals                                       --               --               --            8,867
     Write-off of deferred debt items                              --               --               --            4,340
     Accrued reorganization expenses                             (920)          (2,486)          10,118            2,615
     Proceeds from sale of property and equipment                  --               --               --            1,753
                                                            ---------        ---------        ---------        ---------
Net cash provided by (used in) reorganization items              (920)          (2,486)          (3,128)           3,710
                                                            ---------        ---------        ---------        ---------
Net cash used in operating activities after
  reorganization items                                        (25,895)         (22,457)         (10,959)         (39,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                           (14,293)         (10,642)            (567)          (2,672)
Proceeds from sale of property and equipment                       --               --               99            6,477
                                                            ---------        ---------        ---------        ---------
Net cash provided by (used in) investing activities           (14,293)         (10,642)            (468)           3,805

                              DISCOVERY ZONE, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)


                                                                   Successor Company                 Predecessor Company
                                                           ------------------------------    -------------------------------
                                                                Year         Five Months      Seven Months
                                                               Ended            Ended             Ended          Year Ended
                                                            December 31,    December 31,        July 31,        December 31,
                                                                1998            1997              1997              1996
                                                            -------------   -------------    --------------     ------------
CASHFLOWS FROM FINANCING
ACTIVITIES:
Proceeds from 14.5% Cumulative Preferred Stock              $    9,500       $      --        $     --         $      --
Proceeds from Senior Collateralized Notes with
    Warrants                                                    20,000              --              --                --
Net proceeds from Senior Secured Revolving Credit
    Facility                                                     9,353              --              --                --
Net proceeds from debtor-in-possession credit                       --              --              --            22,448
facilities
Net repayment of debtor-in-possession credit
    facilities                                                      --              --         (22,448)               --
Proceeds from Senior Secured Notes
    with Warrants                                                   --              --          85,000                --
Proceeds from Redeemable Convertible
    Preferred Stock                                                 --              --          15,000                --
Payment of financing costs                                      (2,535)         (1,800)         (4,569)               --
Escrow of restricted cash                                       (2,815)             --         (21,608)               --
Increase in McDonald's Rent Deferral Note                          398              --              --                --
Payment of McDonald's Secured Rejection Note                      (735)             --              --                --
Payment of prepetition tax claims                                 (230)             --              --                --
Proceeds from short-term borrowings                                 --             276             276             7,500
Repayment of short-term borrowings                                  --            (162)           (158)           (7,500)
Advances from Birch Holdings LLC                                    --              --           2,500                --
Repayment of advances from Birch
    Holdings LLC                                                    --              --          (2,500)               --
Advances from affiliate, net                                        --              --              --            10,730
Proceeds from the exercise of options
and warrants                                                        --              --              --               282
                                                             ---------       ---------        ---------        ---------
Net cash provided by (used in) financing
    activities                                                  32,936          (1,686)         51,493            33,460
                                                             ---------       ---------        ---------        ---------
Net increase (decrease) in cash and cash
    equivalents                                                 (7,252)        (34,785)         40,066            (2,623)
Cash and cash equivalents, beginning of period                   8,607          43,392           3,326             5,949
                                                             ---------       ---------        ---------        ---------
Cash and cash equivalents, end of period                     $   1,355       $   8,607        $  43,392        $   3,326
                                                             =========       =========        =========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                       $  13,066       $   3,194        $   3,340        $     844
                                                             =========       =========        =========        =========
Cash paid for professional fees in connection
with Chapter 11 Proceedings                                  $   1,367       $   1,331        $   3,128        $   5,461
                                                             =========       =========        =========        =========
Equipment purchased under short-term borrowings              $   1,641       $      --        $      --        $      --
                                                             =========       =========        =========        =========


        The accompanying notes are an integral part of these statements.

                              DISCOVERY ZONE, INC.
       CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, COMMON STOCK
                           AND OTHER EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                        (In thousands, except share data)

                               14.5% Cumulative   Series A Convertible                                          Additional
                               Preferred Stock      Preferred Stock           Common             Treasury        Paid-In
                               Shares    Amount   Shares       Amount    Shares    Amount    Shares    Amount    Capital   Warrants
                               ------    ------   ------       ------    ------    ------    ------    ------    -------   --------

Balance at December 31, 1995     --        --       --           --     57,535,470  $ 575   (59,545)   $(588)   $ 291,546    $ 99
Stock issued on exercise
  of nonqualified stock
  options                        --        --       --           --        170,000      2      --        --           280      --
Cumulative translation
  adjustment                     --        --       --           --           --       --      --        --            --      --
Net loss                         --        --       --           --           --       --      --        --            --      --
                               ------    ------   ------       ------   ----------  -------  ------    -------   ---------   ------
Balance at December 31, 1996     --        --       --           --     57,705,470    577   (59,545)    (588)     291,826      99

Cumulative translation
  adjustment                     --        --       --           --           --       --      --        --            --      --
Cancellation of old
  common shares and
  elimination of existing
  stockholders' equity upon
  emergence from bankruptcy      --        --       --           --    (57,705,470)  (577)   59,545       588    (228,716)    (99)
Issuance of Series A
  Convertible Redeemable         --        --     1,000        13,800         --       --      --        --            --      --
  Preferred Stock
Issuance of new common
  shares                         --        --       --           --      4,000,000     40      --        --            --      --
Record value of warrants
  Issued in connection
  with exit financing            --        --       --           --           --       --      --        --         7,050      --
Net income                       --        --       --           --           --       --      --        --            --      --
                               ------    ------   ------       ------   ----------  -------  ------    -------   ---------   ------
Balance at July 31, 1997         --        --     1,000        13,800    4,000,000     40      --        --        70,160      --

Accretion of convertible
  redeemable preferred
  stock to redemption value      --        --       --             97         --       --      --        --           (97)     --
Cumulative translation
  adjustment                     --        --       --             --         --       --      --        --            --      --
Net loss                         --        --       --           --           --       --      --        --            --      --
                               ------    ------   ------       ------   ----------  -------  ------    -------   ---------   ------
Balance at December 31, 1997     --        --     1,000        13,897    4,000,000     40      --        --        70,063      --

Issuance of 14.5% Cumulative
  Preferred Stock              420,000   10,254     (67)       (1,000)        --       --      --        --            --      --
Accretion of redeemable
  preferred stock to
  redemption value               --          24     --            279         --       --      --        --          (303)     --
Convert part value
  from $.01/share to $.00017     --        --       --           --           --      (39)     --        --            39      --
Record value of warrants
  issued in connection
  sith issuance of               --        --       --           --           --       --      --        --           100      --
  Senior Collaterialized Notes
Stock issued on exercise of
  200 Series B Warrants         (2,899)     (72)    --           --    426,333,492     72      --        --            --      --
Dividends on 14.5%
  Cumulative Preferred Stock     --         711     --           --           --       --      --        --          (711)     --
Cumulative translation
  adjustment                     --        --       --           --           --       --      --        --            --      --
Net loss                         --        --       --           --           --       --      --        --            --      --
                               -------  -------   ------      -------   ----------- -------  ------    -------   ---------   ------
Balance at December 31, 1998   417,101  $10,917     933       $13,176   430,333,492   $73      --      $ --      $ 69,188    $ --
                               =======  =======   ======      =======   =========== =======  ======    ========  =========   ======

















                                Retained
                                Earnings       Cumulative
                              (Accumulated     Translation
                                Deficit)       Adjustment
                              ------------     -----------

Balance at December 31, 1995  $(471,714)       $ (91)
Stock issued on exercise
  Of nonqualified stock
  Options                         --              --
Cumulative translation
  adjustment                      --             153
  Net loss                      (83,834)          --
                              ----------       ------
Balance at December 31, 1996   (555,548)          62

Cumulative translation            --             (30)
  Adjustment
Cancellation of old
  Common shares and
  Elimination of existing
  Stockholders' equity upon
  Emergence from bankruptcy     228,836          (32)
Issuance of Series A
  Convertible Redeemable          --              --
  Preferred Stock
Issuance of new common
  Shares                          --              --
Record value of warrants
  Issued in connection
  With exit financing             --              --
  Net income                    326,712           --
                              ----------       ------
Balance at July 31, 1997          --              --

Accretion of convertible
  Redeemable preferred
  Stock to redemption value       --              --
Cumulative translation
  Adjustment                      --             118
  Net loss                      (27,966)          --
                              ----------       ------
Balance at December 31, 1997    (27,966)         118

Issuance of 14.5% Cumulative
  Preferred Stock                 --              --
Accretion of preferred
  Stock to redemption
  Value                           --              --
Convert part value
  From $.01/share to $.00017      --              --
Record value of warrants
  Issued in connection
  With issuance of                --              --
  Senior Collaterialized Notes
Stock issued on exercise of
  200 Series B Warrants           --              --
Dividends on 14.5%
  Cumulative Preferred Stock      --              --
Cumulative translation
  adjustment                      --             (22)
  Net loss                     (103,932)          --
                              ----------       ------
Balance at December 31, 1998  $(131,898)        $(96)
                              ==========       ======

        The accompanying notes to consolidated financial statements are an integral part of these statements.


DISCOVERY ZONE, INC>
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BASIS OF PRESENTATION

         Discovery Zone, Inc. (the "Company") is the leading owner and operator of pay-for-play children's entertainment centers ("FunCenters") in North America with a national network of 195 FunCenters in 38 states, Puerto Rico and Canada. The Company also operates two entertainment centers targeting adult customers, under the "Block Party" name. (See Note 13.) The accompanying financial statements present the consolidated financial position of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

         The consolidated financial statements reflect accounting principles and practices set forth in American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. As discussed further in Note 4, the assets and liabilities of the Company were restated as of July 31, 1997 in accordance with SOP 90-7 and therefore, the results of operations and cash flows for periods prior July 31, 1997 (the "Predecessor Company") are not comparable to the results of operations and cash flows of the Company subsequent to emergence from bankruptcy (the "Successor Company").

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

         Certain amounts in the 1996 and 1997 Consolidated Financial Statements have been reclassified to conform with the 1998 presentation.

(2) JOINT PLAN OF REORGANIZATION AND EXIT FINANCING

         Under the Bankruptcy Code, certain claims against the Company arising prior to the Petition Date were stayed. In addition, in accordance with the Bankruptcy Code, the members of the Group sought court approval for the rejection of certain pre-petition executory contracts and real property leases. Such lease rejections gave rise to pre-petition claims for damages pursuant to the Bankruptcy Code. The Group rejected 91 real property leases during 1996 and 4 during 1997.

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

         Pursuant to the Plan, substantially all the Company's prepetition unsecured liabilities were converted to equity in exchange for units consisting of nine shares of Common Stock and a ten-year warrant to purchase one share of Common Stock at a price of $17.55 (the "Ten Year Warrants"). Such unsecured creditors received 4,000,000 shares of Common Stock and Ten Year Warrants exercisable for 444,444 shares of Common Stock. As a result of the transactions which occurred on the Effective Date, indebtedness of $332,165,000 was discharged, resulting in a gain, reflected as an extraordinary item in the accompanying consolidated statements of operations. This gain is not recognized for tax purposes to the extent the Company was insolvent at the date of discharge. However, the Company's net operating loss carryforwards were reduced by the amount of the gain.

         In connection with its emergence from bankruptcy, the Company raised $100 million through the issuance of $15 million of Convertible Redeemable Preferred Stock ("Preferred Stock") and $85 million of 13.5% Senior Secured Notes with Warrants, resulting in approximately $93.8 million of net proceeds to the Company after deducting related offering costs (the "Exit Financing"). The proceeds were used to repay debtor-in-possession borrowings incurred while the Company was under Chapter 11 protection, to pay certain bankruptcy administrative claims and reorganization costs incurred in connection with the Company's emergence from bankruptcy, and to fund the Bond Interest Escrow Account, which is reflected as Restricted Cash and Investments in the accompanying consolidated financial statements. The Senior Secured Note holders also received warrants (the "Warrants") to purchase 805,154 shares of Common Stock at an exercise price of $.01 per share exercisable through August 1, 2007. A portion of the proceeds from the Senior Secured Notes was allocated to the Warrants. (See Note 7).

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



(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Such investments are valued at quoted market prices.

Restricted Cash and Investments

         Restricted cash and investments primarily consists of U.S. treasury securities purchased to fund the Bond Interest Escrow Accounts (See Notes 2 and
5). The securities are stated at cost plus accrued interest which approximates fair value. Maturity dates of the securities correspond to the periodic interest dates funded.

Receivables

         The Company believes that the carrying amount of accounts receivable at December 31, 1998 and 1997 approximates the fair value at such date.

Inventories

         Inventories, consisting primarily of facility operating supplies, food and apparel items, are valued at lower of cost (first in, first out) or market.

Property and Equipment

         Property and equipment is stated at cost. Depreciation and amortization expense is provided using the straight-line method over the lesser of the estimated useful life of the related assets or the lease term, excluding renewal options. Property and equipment at December 31, 1998 and 1997 consists of the following (in thousands):

                                                                                  Successor Company
                                                                             --------------------------
                                                           Life in Years       1998               1997
                                                           -------------       ----               ----

Land                                                       --                $  8,164           $  8,164
Building and improvements                                  20-40                8,196              8,811
Equipment, furniture and fixtures                          3-12                48,097             51,318
Leasehold improvements                                     1-14                67,271             34,896
Computer equipment and software                            3-5                  4,046              3,778
Construction in progress                                                         --               14,203
                                                                             --------           --------
                                                                              130,774            121,170
Less accumulated depreciation and amortization                                (19,495)            (8,718)
Less impairment losses (see below)                                            (41,900)              --
                                                                             --------           --------
Property and equipment, net                                                  $ 69,379           $112,452
                                                                             ========           ========

         Depreciation and amortization expense related to property and equipment was approximately $21,000,000 for the year ended December 31, 1998, $8,718,000 for the five months ended December 31, 1997, $11,920,000 for the seven months ended July 31, 1997, and $21,876,000 for the year ended December 31, 1996. Additions to property and equipment are capitalized and include cost to design, acquire and install property and equipment, costs incurred in the location, development and construction of new facilities, major improvements to existing property and direct incremental costs incurred in the development of management information systems.

         The Company has experienced increasing operating cash flow losses which, along with other events (see Note 13), indicated that property and equipment related to certain FunCenters may not be recoverable. Accordingly, management reviewed all property and equipment and trademarks (see discussion below) for recoverablility in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicated that the carrrying amount of an asset may not be recoverable. Certain assets were determined to be impaired as a result of management's review.

         For each FunCenter, the Company tested for impairment by computing an estimate of future operating cash flows (undiscounted and without interest charges) and comparing that result to the carrying value of that FunCenter's net property and equipment. If such sum was less than the carrying value of the FunCenter's assets an impairment condition was considered to exist. An impairment loss was recognized to the extent that the carrying amount of those impaired assets exceeded the fair value of the FunCenter's assets.

         The estimate of fair value was determined by either computing the present value of a FunCenter's estimated future operating cash flows or, for those FunCenters where continued future operation was unlikely (See Note 13), an estimate of salvage proceeds was used as fair value. Based upon the analysis performed, an impairment loss of $35,500,000 relative to property and equipment was recognized in the fourth quarter of 1998 and recorded as loss on impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 1998. Management's judgment is necessary to estimate future operating cash flows. Accordingly, actual results could vary from such estimates.

Land Held For Sale

         The classification of land held for sale at December 31, 1998 and 1997 is based upon management's decision to dispose of certain parcels of undeveloped land. The land is stated at the lower of historical cost or fair value less costs to sell. (See Note 9)


Trademarks

         Trademarks are stated net of accumulated amortization of approximately $2,027,000 at December 31, 1998. Trademarks are being amortized on a straight-line basis over an estimated useful life of 15 years. Amortization expense related to trademarks was approximately $1,431,000 and $596,000 in 1998 and for the five months ended December 31, 1997, respectively.

         As discussed above, the Company conducted a review of its long-lived assets in accordance with SFAS No. 121 during 1998. To evaluate the realizeability of its trademarks, the Company used an esimate of its future undiscounted cash flows over the remaining life of those trademarks in measuring whether the costs are recoverable. As a result of that review, the Company's trademarks were determined to be impaired. A comparison of the carrying amount of those impaired trademarks to an estimate of fair value (determined using discounted future cash flows) resulted in the recognition of an impairment loss of $6,400,000 in the fourth quarter of 1998, which has been recorded as loss on impairment of assets in the accompanying consolidated statement of operations for the year ended December 31, 1998.

Accrued Liabilities

         Accrued liabilities included in current liabilities at December 31, 1998 and 1997 consists of the following (in thousands):

                                             Successor Company
                                         ------------------------
                                            1998           1997
                                            ----           ----

Bankruptcy administrative claims and
  reorganization costs                    $  1,895       $  4,180
Payroll and employee benefits                1,393          1,961
Interest                                     3,350          2,371
Other                                        3,964          2,604
                                          --------       --------
Total                                     $ 10,602       $ 11,116
                                          ========       ========

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

Earnings (Loss) Per Common Share

         In 1997, the Company adopted SFAS No. 128, "Earnings per Share" (EPS). EPS amounts for all periods presented have been restated, where appropriate, to conform to the SFAS No. 128 requirements. Earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during the period. Common equivalents outstanding, common shares issuable upon assumed conversion of the Preferred Stock and other potentially dilutive securities have not been included in the computation of diluted earnings (loss) per share as their effect is antidilutive for all relevant periods presented. Shares of Common Stock issued to unsecured creditors pursuant to the Plan have been reflected as outstanding as of the Effective Date for purposes of calculating the weighted average common shares outstanding in the accompanying consolidated statement of operations for the year ended December 31, 1998 and the five-month period ended December 31, 1997.

Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," became effective for the Company in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income. The adoption of this statement did not result in a change in the Company's disclosures.

Segments and Foreign Operations

         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," became effective for the Company in 1998. This statement abandons the "Industry Segment Approach" in favor of the "Management Approach" for segment disclosure purposes. The Company conducts business in one operating segment. The Company determined its operating segment based on the individual operations that the chief operating decision maker reviews for purpose of assessing performance and making operation decisions. These individual operations have been aggregated into one segment because the Company believes doing so helps users understand the Company's performance and assess its prospects, the combined operations have similar economic characteristics, and each operation has similar products, services and customers.

         Revenues from the Company's U.S. and foreign operations, which comprise FunCenters located in Puerto Rico and Canada, totaled approximately $121,502,000 and $4,368,000 for 1998, respectively; $126,880,000 and $4,931,000 for 1997 respectively; and $175,088,000 and $6,637,000 for 1996, respectively. Property and equipment located in the U.S. and these foreign countries totaled approximately $65,321,000 and $4,058,000 at December 31, 1998, respectively, and $110,223,000 and $3,087,000 at December 31, 1997, respectively.

Revenues

         Revenue from Company-owned facilities is recognized at the time of sale. Sponsorship revenue is recorded when earned under sponsorship agreements. Sponsorship revenue of approximately $2,524,000, $789,000 and $0 was recognized in 1998, 1997 and 1996, respectively, and has been included in revenues in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

         Receivables consist primarily of credit card receivables which are converted to cash within a short time after sales transactions are completed and therefore are reported at approximate fair value.

         Interest rates and terms for the Secured Rejection Note, and Secured Rent Deferral Notes were recently negotiated (see Note 7) and are collateralized by properties owned by the Company which have a fair value greater than these notes. No significant events have occurred which would indicate the reported amounts of these debt instruments would differ from fair value.

         There is no established market or trading history for the Company's Senior Secured Notes, the Senior Collateralized Notes, the Series A Convertible Preferred Stock and the 14.5% Cumulative Preferred Stock. However, due to the recorded Loss on Impairment of Assets and liquidity issued discussed in Note 13, the Company believes that the fair value of these securities has been impaired.

         Because of the secured position of the Senior Secured Revolving Credit Facility, the Company does not believe this security is impaired. The carrying amount of outstanding borrowings under the Senior Secured Revolving Credit Facility approximates its fair value because the interest rate changes with market interest rates.

Preferred Stock

         The Company's redeemable preferred stock issues (see Notes 2 and 5) are carried at the net consideration to the Company at time of issuance (fair value), increased by accrued and unpaid cumulative dividends and periodic accretion to redemption value using the interest method. Accrued and unpaid cumulative dividends and redemption accretion is effected by charges against retained earnings, or, in the absence of retained earnings, paid-in capital.

Advertising Expense

         The Company expenses costs of advertisements at the time the advertisements are first shown or published. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was approximately $9,754,000, $7,676,000 and $18,095,000, respectively.

(4) FRESH START REPORTING

         Upon emergence from its Chapter 11 proceedings, the Company adopted fresh start reporting pursuant to the provisions of SOP 90-7. Although the Emergence Date was July 29, 1997, the Company recorded the effects of fresh start reporting as of July 31, 1997. In accordance with SOP 90-7, assets and liabilities were restated as of July 31, 1997 to reflect the reorganization value of the Company, which approximated their fair value at the Emergence Date. In addition, the accumulated deficit of the Company through the Emergence Date was eliminated and the debt and capital structure of the Company was recast pursuant to the provisions of the Plan. Thus, the accompanying consolidated statements of operations and cash flows for the Predecessor Company are not comparable to the results of operations and cash flows of the Successor Company.

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

         The difference between the Company's reorganized value and a revaluation of the Company's assets and liabilities resulted in a reorganization item of approximately $24,829,000 which is included as an increase in net income in the accompanying consolidated statement of operations for the seven month period ended July 31, 1997. During 1998, the Company completed its allocation of this reorganization item as required under fresh start reporting, pursuant to which approximately $19,496,000 of such amount was allocated to the Company's trademarks and the balance to property and equipment. This allocation was based on a review of the Company's property and equipment and an appraisal of the Company's trademarks. The accompanying consolidated financial statements and related footnote disclosure herein have been retroactively adjusted to reflect the result of the final allocation.

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

         The effects of the Plan, the Exit Financing, and fresh start reporting on the Company's condensed consolidated balance sheet at July 31, 1997 are as follows (in thousands):


                                                 Pre-         Discharge      Exit    Fresh Start  Reorganized
                                               Emergence         of       Financing  Adjustments    Balance
                                             Balance Sheet    Debt (1)       (2)         (3)         Sheet
                                            ---------------  ----------   ---------- ------------ -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                   $   2,678    $ (33,811)   $  74,525   $      --    $  43,392
    Restricted cash and investments                   134           --       10,414          --       10,548
    Receivables, net                                  708           --           --          --          708
    Inventories                                     1,314           --           --          --        1,314
    Prepaid expenses and other current assets       3,140           --         (569)        697        3,268
                                                ---------    ---------    ---------   -------      ---------
         TOTAL CURRENT ASSETS                       7,974      (33,811)      84,370         697       59,230
RESTRICTED CASH AND INVESTMENTS                        --           --       11,060          --       11,060
PROPERTY AND EQUIPMENT, net                        98,929           --           --       3,321      102,250
LAND HELD FOR SALE                                  3,635           --           --          --        3,635
TRADEMARK, net                                         --           --           --      19,496       19,496
OTHER ASSETS, net                                   2,468          443        5,000      (1,592)       6,319
                                                ---------    ---------    ---------   -------      ---------
         TOTAL ASSETS                           $ 113,006    $ (33,368)   $ 100,430   $  21,922    $ 201,990
                                                =========    =========    =========   =========    =========

LIABILITIES AND EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO
    COMPROMISE:
    CURRENT LIABILITIES:
    Accounts payable                            $   7,119    $      --    $      --   $  (1,783)  $    5,336
    Accrued liabilities                            10,506         (925)       1,630       8,112       19,323
    Debtor-in-possession credit facility           30,895      (30,895)          --          --           --
                                                ---------    ---------    ---------   -------      ---------
             TOTAL CURRENT LIABILITIES             48,520      (31,820)       1,630       6,329       24,659
    LONG-TERM DEBT                                  4,682        5,000       77,950          --       87,632
    OTHER LONG-TERM LIABILITIES                      (813)          --           --       6,512        5,699
LIABILITIES SUBJECT TO COMPROMISE                 344,070     (338,713)          --      (5,357)          --
CONVERTIBLE REDEEMABLE
    PREFERRED STOCK                                    --           --       13,800          --       13,800
COMMON STOCK AND OTHER EQUITY
    (DEFICIT):
    Common stock (Predecessor Company)                577           --           --        (577)          --
    Common stock (Successor Company)                   --           --           --          40           40
    Treasury stock (Predecessor Company)             (588)          --           --         588           --
    Additional paid-in capital                    291,925           --        7,050    (228,815)      70,160
    Cumulative translation adjustment                  32           --           --         (32)          --
    Accumulated deficit                          (575,399)     332,165           --     243,234           --
                                                ---------    ---------    ---------   -------      ---------
TOTAL COMMON STOCK AND OTHER
    EQUITY (DEFICIT)                             (283,453)     332,165        7,050      14,438       70,200
                                                ---------    ---------    ---------   -------      ---------
TOTAL LIABILITIES AND EQUITY
    (DEFICIT)                                   $ 113,006    $ (33,368)   $ 100,430   $  23,934    $ 201,990
                                                =========    =========    =========   =========    =========

                  (footnotes on next page)

(1) To record the discharge or reclassification of prepetition obligations (liabilities subject to compromise) and debtor-in-possession credit facilities pursuant to the Plan.

(2) To record the Exit Financing and related issuance costs.

(3) To record assets and liabilities at their fair value pursuant to fresh start reporting and eliminate the existing accumulated deficit.

(5) SENIOR COLLATERALIZED NOTES AND 14.5% CUMULATIVE PREFERRED STOCK

         On July 17, 1998 the Company completed a $29.5 million financing from the sale of $10.5 million of 14.5% Cumulative Preferred Stock (the "New Preferred Stock") and $20 million of aggregate principal amount of 13.5% Senior Collateralized Notes due 2002 ("New Notes"), both together with warrants to purchase approximately 99.6% of the fully diluted Common Stock for a nominal purchase price. The offering resulted in net proceeds to the Company of approximately $27 million after costs and expenses. The proceeds of the offering
(i) were used to repay outstanding borrowings under the Company's Senior Secured Revolving Credit Facility, (ii) were used to purchase $2.8 million of U.S. Treasury Securities that were placed in escrow and pledged as security for scheduled interest payments on the New Notes through August 1, 1999 and (iii) were used for working capital, capital expenditures and other general corporate purposes, including previously incurred costs associated with the Company's renovation program and operating losses. In addition $1 million of existing Preferred Stock was exchanged for $1 million of New Preferred Stock.

         The New Preferred Stock was issued in two series, has an aggregate liquidation preference of $10.5 million, a mandatory redemption date of November 1, 2002 and accumulates dividends at an annual rate of 14.5%, compounded quarterly. Purchasers of the New Preferred Stock, which consisted primarily of existing common and preferred stockholders, also received warrants to purchase an aggregate of 50.6% of the fully diluted Common Stock for a nominal exercise price. Aggregate cumulative dividends in arrears at December 31, 1998 totaled approximately $711,000. The New Preferred Stock is nonvoting, although certain changes to the Company's Certificate of Incorporation may not be made without the approval of the holders of the New Preferred Stock. These changes include authorization of new Senior Preferred Stock, increases in authorized shares of the Cumulative Preferred Stock, or modifications to the rights or privileges of the holders of the New Preferred Stock.

         If the Company completes a primary offering of common stock that results in net proceeds to the Company of at least $20.0 million, then simultaneously with the closing of such offering, the Company may convert all or any portion of the New Preferred Stock into shares of common stock, the value of which shall be equal to the aggregate liquidation preference of the shares so converted; provided that (i) the Company pays all accrued and unpaid dividends on the New Preferred Stock to the date of conversion and (ii) a pro rata amount of shares of any junior preferred stock shall also be converted.

         The terms of the New Notes are substantially the same as the Company's existing 13.5% Senior Secured Notes due August 1, 2002 (the "Senior Secured Notes"), rank pari-passu in right of repayment and are due May 1, 2002. The priority of claims on the collateral securing the Senior Secured Notes are subordinated to the priority of claims on the collateral securing the New Notes. Purchasers of the New Notes also received two series of warrants to purchase approximately 49% of the fully diluted Common Stock for a nominal exercise price. The Series A warrants are exercisable at any time on or after date of issuance. The Series B warrants are exercisable at any time after December 31, 1999. Unless exercised, the warrants expire August 1, 2007. If the Company redeems the New Notes prior to the end of 1999 and meets certain other conditions, a portion of these warrants aggregating approximately 9% of the fully diluted Common Stock will be redeemed or canceled at no additional cost to the Company. The Company obtained the required consents to issue the New Notes from holders of the Senior Secured Notes and to increase the Senior Facility to $15 million. (See Note 8)

         In connection with this financing, the Company increased the number of shares of Common Stock authorized for issuance to 2.4 billion and changed its par value from $.01 per share to $.00017 per share, and a holder of the New Preferred Stock exercised warrants to purchase 426,333,492 shares of Common Stock. The exercise price was satisfied through the tendering of 2,899 shares of Series B Senior Cumulative Preferred Stock by the holders. At December 31, 1998, approximately 1.8 billion shares of Common Stock were reserved for issuance in connection with the exercise of all warrants, options and preferred stock conversions.

(6) DEBTOR-IN-POSSESSION CREDIT FACILITIES

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

         In August 1996, the Group requested that Madeleine make available additional funds to insure the Group sufficient liquidity to timely satisfy their postpetition obligations during the months of September and October 1996. By motion dated August 16, 1996, the Discovery Zone Group requested authority from the Bankruptcy Court to enter into a Second Amendment to the Revolving Credit Agreement (the "Proposed Second Amendment"), which provided for, among other things, an increase from $17,000,000 to $20,000,000 in the aggregate principal amount of the loans available under the Revolving Credit Agreement and an adjustment to certain of the financial covenants therein.

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

         By Order dated October 25, 1996, the Group obtained authority from the Bankruptcy Court to enter into a Replacement Revolving Credit Agreement (the "Replacement Credit Agreement"), among Discovery Zone, Inc., as borrower, the other members of the Group, as guarantors, and Perry Partners, as lender. Under the Replacement Credit Agreement, Perry Partners agreed to lend the Group up to the aggregate principal amount of $25,000,000, inclusive of a $7,000,000 subfacility for the issuance of letters of credit. Perry Partners was granted
(i) superpriority administrative expense claim status over administrative expenses of the Group, (ii) first priority liens on and security interests in all of the Group's owned or subsequently acquired unencumbered assets, (iii) liens on and security interests senior to any liens on or security interests in all owned or subsequently acquired unencumbered assets, other than collateral for certain permitted liens, and (iv) junior liens on and security interests in collateral for such permitted liens.

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

         The Replacement Credit Facility required payment of certain fees as defined in the agreement plus an amount of additional interest to be determined such that Perry Partners earned an internal rate of return, determined on an annualized basis, of 21% on all borrowings (which return took into account all interest and fees). This additional interest was due and payable upon repayment of the loan.

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

(7) LONG-TERM DEBT

Long-term debt at December 31, 1998 and 1997 consists of the following (in thousands):

                                                       Successor Company
                                                  -------------------------
                                                    1998             1997
                                                    ----             ----

Senior Collateralised Notes due 2002, net of
unamortized  discount of  $88(a)                  $  19,912    $      --
Senior Secured Notes due 2002, net of
unamortized  discount of $5,581 and $6,652 in
1998 and 1997,  respectively (b)                     79,419          78,348
Secured Rejection Note (c)                            3,680           4,416
Secured Rent Deferral Notes (c)                         830             429
Prepetition Tax Claims (d)                            2,000           5,000
                                                  ---------       ---------
                                                    105,841          88,193
Less current portion                                 (1,102)         (1,102)
                                                  ---------       ---------
Long-term debt                                    $ 104,739       $  87,091
                                                  =========       =========

         At December 31, 1998, maturities of the Company's long-term debt are as follows: $1,102,000 in 1999; $1,145,000 in 2000; $1,145,000 in 2001;
$100,561,000 in 2002; $1,634,000 in 2003; and $254,000 thereafter.

(a) In July 1998, the Company issued $20,000,000 of 13.5% Senior Collateralized Notes due May 1, 2002, (the "Private Senior Collateralized Notes") and Warrants. The Private Senior Collateralized Notes are secured by substantially all the assets of the Company and interest is payable quarterly beginning August 1, 1998. A value of $100,000 was allocated to the warrants based upon their appraised value at the time of issuance, representing the original issue discount on the Private Senior Collateralized Notes. A separate interest escrow was established with the trustee to fund interest payments through August 1, 1999. The interest escrow account balance totaled approximately $2,071,000, consisting of treasury securities and accrued interest thereon, at December 31, 1998.

      The Company consummated an offer to exchange $20,000,000 13.5% Senior Collateralized Notes due 2002 , (the "Exchange Senior Collateralized Notes") which have been registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-4, for the $20,000,000 aggregate principal amount of the outstanding Private Senior Collateralized Notes (the Private Senior Collateralized Notes together with the Exchange Senior Collateralized Notes, the "Senior Collateralized Notes").

      The Private Senior Collateralized Notes contain restrictions on additional indebtedness and cross-default provisions with other obligations of the Company. (See Notes 8 and 13)

(b) In connection with its exit financing to emerge from bankruptcy, the Company issued $85,000,000 of 13.5% Senior Secured Notes due August 1, 2002 (the "Private Senior Secured Notes") and the Warrants. A value of approximately $7,050,000 was allocated to the Warrants based upon their estimated fair value at the time of the issuance, representing the original issue discount on the Private Senior Secured Notes. The Private Senior Secured Notes are secured by substantially all the assets of the Company and interest is payable quarterly beginning November 1, 1997. A separate interest escrow account was established with the trustee to fund interest payments through August 1, 1999. The interest escrow account balance totaled approximately $8,314,000, consisting of treasury securities and accrued interest thereon, at December 31, 1998.

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

      The Senior Secured Notes contain restrictions on additional indebtedness and cross-default provisions with other obligations of the Company. (See Notes 8 and 13) Among other things, the Company is permitted to have outstanding up to $10 million of senior secured indebtedness and up to $5 million of new indebtedness arising from sale and leaseback transactions, capital lease obligations, or purchase money obligations. Consents from the holders of the Senior Secured Notes were obtained to modify certain of these restrictions in connection with the offering of the Senior Collateralized Notes and 14.5% Cumulative Preferred Stock discussed above and in Note 5.

(c) In connection with the 1994 acquisition of Leaps & Bounds, Inc ("Leaps & Bounds") from the McDonald's Corporation ("McDonald's"), the Company, through a wholly owned subsidiary, received fee simple ownership of cetain parcels of real property. Each parcel of real property was encumbered by a mortgage or deed of trust in favor of McDonald's which served to secure indemnity obligations owed by the Company to McDonald's.

      By Order dated November 16, 1996, the Group was granted authority by the Bankruptcy Court to enter into, and perform under, a stipulation with McDonald's (the "McDonald's Stipulation") which provided for a global resolution of issues relating to, among other things, the assumption and rejection of leases of property where McDonald's is the sublessor and Leaps & Bounds is the subleasee (the "L&B" Subleases"); rent deferrals which McDonald's will grant to Leaps & Bounds in respect of certain assumed L&B Subleases; the treatment of secured claims which McDonald's holds against the Group arising from the rejection and assumption of the L&B Subleases, and future rent deferrals to be granted in respect of certain of the L&B Subleases.

      The McDonald's Stipulation provided that Leaps & Bounds assume L&B Subleases with respect to 21 FunCenters (the "Assumption Locations") and reject the L&B Subleases with respect to 17 FunCenters, which the Group also requested the Bankruptcy Court's authority to close. The Group, upon Leaps & Bounds assuming the L&B Subleases for the Assumption Locations, cured all unpaid rent and other charges under these subleases pursuant to section 365(b) of the Bankruptcy Code, which cure payments totaled approximately $528,000. McDonald's rejection claims related to the 17 closed FunCenters currently totals $4,416,000, and is evidenced by a six-year note payable requiring annual principal payments of approximately $735,000 (the "Secured Rejection Note"). The Secured Rejection Note bears interest at 11% payable annually and matures in the year 2003.

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

      The Secured Rejection Note and the Secured Rent Deferral Notes are secured by first mortgages or deeds of trust on fourteen properties owned by the Company, including three undeveloped parcels of land with a book value of $ 2,747,000 at December 31, 1998, which are included in Land Held for Sale in the accompanying consolidated balance sheet. The notes contain certain cross-default provisions including cross-defaults among themselves, with the McDonald's subleases and with other indebtedness of the Company in excess of $2.5 million.

(d) The prepetition tax claims (the "Tax Claims") represent taxes assessed prior to the Company filing for bankruptcy and had an estimated initial aggregate principal amount of $5 million. During 1997 and 1998, the Company has pursued settlement agreements and resolution of the Tax Claims. Based upon settlements reached with taxing authorities and estimates of amounts to be paid to settle remaining claims, the Company reduced the remaining Tax Claim liability to $2 million at December 31, 1998, resulting in a decrease to the 199 net loss of approximately $2.8 million, which has been reflected in other income as an offset to selling, general and administrative expense in the accompanying consolidated statement of operations. The Tax Claims have maturities of up to six years from the original date of assessment and require payment of principal amounts in equal annual installments. The majority of the Tax Claims accrue simple interest at 10% per annum payable with each annual principal installment. The remainder accrue interest at 12% per annum.

(8) SENIOR REVOLVING CREDIT FACILITY

         On March 31, 1998, the Company enterered in to a $10 milllion Senior Secured Revolving Credit Facility (the "Senior Facility") with Foothill Capital Corporation as permitted under the Senior Secured Notes. The Senior Facility bears interest at prime plus 1% (8.75% as of December 31, 1998), plus certain fees, and allows for the Company to borrow 133% of trailing twelve-month FunCenter contribution (as defined) for its top 100 performing FunCenters, up to a maximum loan principal amount of $10 million. The Senior Facility contains restrictions on additional indebtedness, capital expenditures, and dividends, is secured by substantially all of the Company's assets and has cross-default provisions with other obligations of the Company. (See Note 13).

         On December 18, 1998, the Senior Facility was amended to allow the Company to borrow an amount equal to the sum of (i) 150% of the trailing twelve-month FunCenter Contribution (as defined) of the top 50 perfoming Funcenters; (ii) 120% of trailing twelve-month FunCenter Contribution (as defined) of the second 50 top performing FunCenters; and (iii) the lesser of $1,800,000 or 75% of the adjusted value (as defined) of certain parcels of real estate. The maximum loan principal was also increased to $12.5 million until March 15, 1999 and then to $12 million thereafter. In addition to previous restrictions, the amendment also established certain minimum levels of earnings (as defined) which the Company must achieve monthly to be in compliance with the agreement. (See Note 13).

(9) BUSINESS SALES AND DISPOSALS

         In February 1996, the Company sold all issued and outstanding stock of two wholly-owned subsidiaries, I&S Consultants and VLT, Inc., which together owned and operated The Enchanted Castle, a family entertainment facility located in Lombard, Illinois for $2,800,000. In March 1996, the Company sold all issued and outstanding stock of its Wright Entertainment Group subsidiary for $2,000,000.

         During 1996, the Company closed 101 of its indoor entertainment facilities resulting in a loss on asset disposals of approximately $8,867,000. Proceeds from sale of property and equipment at these locations totaled approximately $1,753,000.

         In January 1999, the Company sold a parcel of undeveloped land in Sugarland, Texas for approximately $728,000. As the sales price approximated the carrying value of the property, no gain or loss was recognized on the sale.


(10) RELATED PARTY TRANSACTIONS

         At December 31, 1995, 49.9% of the Company's common stock was owned by Viacom, Inc. who provided the services of its division, Blockbuster Entertainment Group ("Blockbuster") , in connection with the overall coordination and supervision of the business of the Company and the day-to-day operations and business affairs of the Company under a Management Services Agreement ("MSA"). The MSA had an initial term of five years and thereafter could be extended automatically for one year renewal periods unless terminated by either party on six months' prior notice. In payment for the management services to be provided under the MSA, the Company was required to pay Viacom a quarterly fee equal to the actual costs, fees, expenses, and reimbursements of the services provided, and a fair and reasonable allocation of overhead expenses incurred by Viacom in providing such services, during the preceding calendar quarter.

         At December 31, 1995, the Company had a $13,215,000 subordinated note payable to Viacom (the "BFF Note") related to its acquisition of all the assets of two family entertainment centers operating under the name "Block Party". The note had a ten-year term and interest accrued at the one-month London InterBank Offered Rate ("LIBOR") plus .75% and was payable quarterly. Additionally, on January 12, 1996, the Company received an interim working capital loan of up to $10,000,000. This loan was guaranteed by Viacom and matured on February 6, 1996. On February 6, 1996, the Company did not make its scheduled repayment of the principal or accrued interest on the loan. The outstanding principal on the loan was $7,500,000. On February 7, 1996, the principal amount of $7,500,000 and accrued interest was paid to the lender by Viacom.

         On the Petition Date, in addition to the principal amount of the BFF Note, the Company owed Blockbuster/Viacom approximately $12,660,000 in reimbursements for construction, operating and other costs incurred or paid by Blockbuster on behalf of the Company, $7,527,000 in repayment of debt and accrued interest thereon paid by Viacom on behalf of the Company, accrued interest of $748,000 on the BFF Note and $1,789,000 due Blockbuster under the MSA.

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

         An officer of Griffin Bacal, Inc. ("Griffin Bacal"), the Company's advertising agency, serves as a director of the Successor Company. The Company paid approximately $8,000,000 and $7,600,000 to Griffin Bacal for creative services and as agent for the purchase of media from third parties during the years ended December 31, 1998 and 1997 respectively.

         The Company pays an outside consulting firm, Carl Marks Group, LLC for the services of one of its consultants to act in the capacity of Chief Executive Officer of the Company, as well as for other services, and reimbursement for expenses. The total amount paid for the year ended December 31, 1998 was $384,000

(11) INCOME TAXES

         The federal statutory tax rate is reconciled to the Company's effective tax rate for the noted periods as follows:


                                        Successor Company            Predecessor Company
                                 ----------------------------     -------------------------
                                                  Five Months     Seven Months
                                   Year Ended        Ended           Ended      Year Ended
                                  December 31,    December 31,      July 31,    December 31,
                                     1998             1997            1997          1996
                                 -------------    ------------    ------------  ------------
Federal statutory rate (benefit)     (34.0)%         (34.0)%          (34.0)%       (34.0)%
Change in valuation allowance         34.0 %          34.0 %           34.0 %        34.0 %
                                     -----           -----            -----         -----
Effective tax rate                     --              --                --            --
                                     =====           =====            =====         =====


         The primary components that comprise the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                  Successor Company
                                              ---------------------------
                                                  1998           1997
                                              ------------    -----------
Net operating loss carryforwards              $ 95,000        $    66,000
Difference  between  book and tax bases of
  acquired net assets                           12,000             12,000
Noncurrent asset reevaluations                  99,000             85,000
Other assets                                     6,000             10,000
Other liabilities                              (18,000)           (16,000)
                                              -----------     -----------
Net deferred tax asset before valuation
   allowance                                    194,000           157,000
Valuation allowance                            (194,000)         (157,000)
                                              -----------     -----------
Net deferred tax asset                        $        --     $        --
                                              ===========     ===========

         The valuation allowance totaled approximately $261,500,000 at December 31, 1996. The valuation allowance decreased approximately $104,500,000 in 1997 due to a reduction in net operating loss carryovers related to the cancellation of indebtedness of the Company upon emergence from bankruptcy. The valuation allowance increased by approximately $37,000,000 in 1998. The Company has net operating loss carryforwards for federal tax purposes totaling approximately $256,000,000 which will expire as follows: $147,000,000 in 2011, $51,000,000 in 2012 and $65,000,000 in 2018. As a result of its reorganization under Chapter 11, the Company is treated as having experienced an ownership change under Internal Revenue Code Section 382. Under Section 382, the Company's ability to offset income in each post-reorganization taxable year by its remaining NOLs and built-in losses (including depreciation and amortization deductions of any portion of the Company's basis in assets with built-in losses) is limited to an amount not to exceed the aggregate value of the Company's common stock immediately before such change in control (taking into account in such calculation, however, any increase in value resulting from any surrender or cancellation of creditors' claims in connection with the Plan) multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service.

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

(12)  WARRANTS AND OPTIONS

         In connection with the MSA, the Company issued 157,821 Series A Warrants, 157,821 Series B Warrants and 157,821 Series C Warrants to Viacom. The Series A, Series B and Series C Warrants were to vest on the first, second and third anniversaries of the MSA Effective Date, respectively. All such vested warrants were to become exercisable on or after December 16, 1998, although such exercisability was to be accelerated in certain circumstances. Each warrant entitled Viacom to purchase one share of Series A Preferred Stock of the Company. The exercise prices for the Series A, Series B and Series C Warrants per share of the common stock into which the Series A Preferred Stock was convertible were $10.375, $11.931 and $14.317, respectively.

         In April 1993, the Company adopted a stock option plan (the "1993 Plan"), whereby up to 6,000,000 shares of common stock were available for grant to key employees, consultants and directors of the Company. In addition, in July 1995, the Company adopted the 1995 Long-Term Management Incentive Plan (the "1995 Plan") pursuant to which up to 3,000,000 shares of common stock were available for grant to certain key employees and consultants of the Company. Options granted under the 1993 Plan and 1995 Plan were non qualified and were granted at a price equal to the fair market value at the date of grant. No options were granted under the 1995 Plan.

         Pursuant to the Plan, all options and warrants and the 1993 Plan and 1995 Plan were canceled as of the Effective Date.

         As part of the Plan, a stock option plan (the "1997 Stock Incentive Plan") was established. Pursuant to certain executive employment contracts, options to purchase 536,845 shares of Common Stock were granted to senior executives of the Company at an exercise price of $11.88 per share. One third of the options granted were scheduled to vest on each January 1 of 1998, 1999 and 2000. In addition, such options would vest in their entirety upon the incurrence of a "Change in Control" as defined in the Plan. A total of 715,692 shares of Common Stock had been reserved for issuance under the 1997 Stock Incentive Plan.

         In December 1998, the Company adopted a new stock incentive plan (the "1998 Stock Incentive Plan"). Grants of options to purchase 13,494,500 shares of Common Stock were made to executives and senior management at an excercise price of $.00017 per share. These options may be exercised within 10 years of the date of grant. Two thirds of these options vested on January 1, 1999, and the remaining one-third vest on January 1, 2000. Also, under the 1998 Stock Incentive Plan, additional options to purchase an additional 70 percent of the original shares granted will be awarded if certain performance goals are met. Options granted under the 1997 Stock Incentive Plan were relinquished by the executives receiving them in order to participate in the 1998 Stock Incentive Plan. A total of 197,000,000 shares have been reserved for issuance under the Company's 1998 Stock Incentive Plan.

         The following summarizes stock option activity for the following periods:

                                             Successor  Company            Predecessor Company
                                    ---------------------------------   ---------------------------
                                                         Five Months    Seven Months
                                      Year Ended            Ended          Ended       Year Ended
                                     December 31,        December 31,     July 31,    December 31,
                                          1998               1997           1997          1996
                                    -------------        ------------   ------------  -------------
Options outstanding at beginning
  of period                               536,845               --       2,754,802        2,924,802
Granted                                13,494,500          536,845              --               --
Exercised                                      --               --              --         (170,000)
Canceled                                 (536,845)              --      (2,754,802)              --
                                    -------------        ---------     -----------    -------------
Options outstanding at end of
  period                               13,494,500          536,845              --        2,754,802
                                    =============        =========     ===========    =============

Weighted average exercise price
  of options at beginning of
  period                            $       11.88        $      --     $        --    $       10.47
Weighted average exercise price
  of options exercised              $          --        $      --     $        --    $        1.66
Range of exercise prices of
  options outstanding at
  end of period                     $      .00017        $   11.88     $        --    $1.67 to $24.63
Weighted average exercise price
  of options
Outstanding at end of period        $      .00017        $   11.88     $        --    $       11.01
Vested options at end of period                --               --              --        2,754,802
Options available for future
  grant at end of period              183,505,500          178,847              --          129,351

(13) COMMITMENTS AND CONTINGENCIES

         Future minimum lease payments, under noncancelable operating leases as of December 31, 1998, are as follows (in thousands):


          1999..........................................    $ 27,232
          2000..........................................      27,108
          2001..........................................      25,494
          2002..........................................      24,495
          2003..........................................      21,248
          Thereafter....................................      20,689
                                                            --------
                                                            $146,266
                                                            ========

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

         Rental expense for operating leases during the years ended December 31, 1998, 1997, and 1996 amounted to approximately $36,600,000, $34,485,000, and
$41,137,000 respectively, including $1,463,000, $590,000 and $459,000 for contingent rent in 1998, 1997 and 1996 respectively.

         From time to time, the Company is a party to a number of lawsuits and other legal matters, including claims relating to injuries which allegedly occurred at the Company's facilities and to alleged employment discrimination. A portion of these claims may be covered by insurance. Management has estimated the potential liabilities resulting from such claims which arose subsequent to the Petition Date and which are not covered by insurance to be approximately $3,671,000 at December 31, 1998 and $3,347,000 at December 31, 1997. These
amounts were recorded in accrued liabilities and other long-term liabilities in the Company's consolidated balance sheets based on management estimates of the tendering of future payments. Because these amounts represent estimates, it is reasonably possible that a change in these estimates may occur in the future.

         During the fourth quarter of 1997, the Company began an extensive FunCenter renovation program to broaden their entertainment offerings and upgrade their facilities, which was broader in scope and costlier than originally planned. During the first phase of this program, the Company renovated approximately 60% of its FunCenters. The Company also completed the conversion of approximately 75% of its FunCenters to permit the sale of Pizza Hut items and renovated approximately 25% of its locations to offer new weekday programs under the "DZU" brand name. Through December 31, 1998, the Company has incurred or committed approximately $28 million in connection with these programs, including excess billings from general contractors which the Company is disputing, of which $1.5 million is unpaid.

         The Company's business strategy is taking longer to accomplish and is proving to be more costly than originally anticipated. Currently, the Company does not have, and is not generating from operations, sufficient cash to meet its obligations as they become due. Due to a lack of funds, in the fourth quarter of 1998, the Company suspended its renovation program and stopped making any further renovations to its FunCenters. As an interim measure, in order to reduce operating costs and conserve cash, in March 1999, the Company established a plan to close approximately 25% of its underperforming FunCenters and one Block Party store by the end of the second quarter of 1999. In addition to the Loss on on Impairment on Assets recorded at December 31, 1998 (See Note 3), the Company preliminary estimates that it will record approximately $10 million of charges to earnings in the second quarter of 1999 for lease and involuntary employee terminations related to the closings.

         Due to the deterioration of its financial position, the Company breached two financial covenants under the Revolving Credit Facility as of January 31, 1999. On March 31, 1999, the Company again will state in its report for February 1999 that it is in technical default under the Revolving Credit Facility with respect to minimum required EBITDA at the store and overall Company levels for February 1999. Foothill Capital has agreed to waive these defaults for January and February 1999. On April 30, the Company expects that it will state in its report for March 1999 that it is in technical default under the Revolving Credit Facility with respect to minimum required EBITDA at the store and overall Company levels for March 1999. The Revolving Credit Facility permits a 30-day grace period with respect to such defaults which will end on May 30, 1999. Under the terms of the Revolving Credit Facility, the Company may develop and present to Foothill Capital an action plan to address these defaults which Foothill will consider in deciding whether to grant another waiver. Unless these defaults are cured or waived, this breach will constitute an event of default under the Revolving Credit Facility which, in turn, will trigger an event of default under the indentures governing the Senior Secured Notes and the New Notes and the McDonald's Notes. If such events of default were to occur, Foothill Capital and the holders of the Senior Secured Notes and the New Notes and the McDonald's Notes can accelerate such debt. If such acceleration occurs, all amounts owed under the Revolving Credit Facility, the Senior Secured Notes and the New Notes and the McDonald's Notes would be declared immediately due and payable and reclassified as such on the Company's financial statements. In such event, the Company would not have enough cash to pay such debt and would be forced to seek bankruptcy protection.

         Historically, the cash necessary to fund the Company's working capital, operating losses and capital expenditures has been provided by debt or equity financing. However, the Company has limited borrowing availability under its Senior Revolving Credit Facility and is severally restricted in its ability to obtain additional debt or equity financing. On February 9, 1999, the Company engaged the investment banking firm of Ladenburg, Thalmann & Co. to assist it in raising additional capital and exploring other strategic alternatives, including possible investments by one or more strategic partners or other investors. If the Company is unable to obtain additional debt or equity financing or arrange a sale of the Company or substantially all of its assets in the near future, it will have to seek bankruptcy protection. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

(14) SUMMARIZED COMBINED FINANCIAL INFORMATION

         The following sets forth summarized combined financial information of Discovery Zone (Canada) Limited (formerly Discovery Zone Children's Amusement Canada Corporation) and Discovery Zone (Puerto Rico), Inc., which are subsidiary guarantors under the Company's Senior Secured Notes and Senior Collateralized Notes (See Notes 2 and 5). Separate financial statements of these subsidiary guarantors are not included as the subsidiaries guarantee the Senior Secured Notes and Senior Collaterdized Notes on a full, unconditional, and joint and several basis and the subsidiary guarantors are wholly-owned subsidiaries of the Company. Non-guarantor subsidiaries under the financing are inconsequential.

                                                      Successor Company
                                                  --------------------------
                                                  December 31,  December 31,
                                                      1998          1997
                                                      ----          ----
     Current assets...............................   $  236       $  233
     Noncurrent assets............................    3,627        3,124
     Current liabilities..........................      262          257
     Noncurrent liabilities.......................    8,806        8,158


                                                   Year ended December 31,
                                             ----------------------------------
                                              1998        1997          1996
                                              ----        ----          ----
     Net revenue.........................    $4,368      $4,931        $6,637
     Operating expenses..................     4,536       5,688         7,561
     Net loss............................      (169)       (542)         (753)

                              DISCOVERY ZONE, INC.

                        Valuation and Qualifying Accounts

                                   Schedule II

                                 (In thousands)

                                Balance at   Additions     Amounts    Balance at
                                 Beginning   Charged to    Written        End
Description                       Of Year     Expense        Off       of Year
-----------                       ----------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
1996                              $2,185       $1,093       $2,034     $  974
1997                                 974           --          974         --
1998                                  --           --           --         --
RESERVE FOR OBSOLESCENCE
1996                               1,025           --        1,025         --
1997                                  --           --           --         --
1998                                  --           --           --         --






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURES.


         None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table sets forth the names and ages, as of December 31, 1998, of the executive officers and directors of the Company and the positions they hold:

Name                                          Age                             Position
---------------------------------------       ---        -------------------------------------------
Chet Obieleski.........................        55        President, Chief Executive Officer, Chief
                                                         Operating Officer and Director
Sharon L. Rothstein....................        41        Senior Vice President, Marketing and
                                                         Entertainment
Robert G. Rooney.......................        41        Senior Vice President, Chief Financial and
                                                         Administrative Officer
Jeffrey Sasson.........................        45        Senior Vice President, Retail and Corporate
                                                         Services
Terrance Shindle.......................        51        Vice President of Store Operations
Andrew M. Smith........................        46        Vice President, Real Estate, General Counsel
                                                         and Secretary
Leighton J. Weiss......................        47        Vice President of Finance and Controller
Martin S. Davis........................        71        Director
David L. Eaton.........................        45        Director
Greg S. Feldman........................        42        Director
Jason B. Fortin........................        28        Director
Scott Johnson..........................        26        Director
David J. Kass..........................        39        Director
Mary McGrath...........................        40        Director
L.G. Schafran..........................        60        Director
Christopher F. Smith ..................        34        Director
Paul D. Kurnit.........................        50        Director

Background of Directors and Executive Officers

         Set forth below is a brief description of the business experience of the executive officers and directors of the Company.

         Mr. Obieleski has been Chief Operating Officer of the Company since August 1998. Upon the resignation of Scott W. Bernstein, effective November 27, 1998, Mr. Obieleski became the President, the Chief Executive Officer and a director of the Company as of such date, having been elected as a director by the Board of Directors on November 11, 1998 to fill the vacancy created by Mr. Bernstein's resignation. From October 1997 until June 1998, Mr. Obieleski served as chief operating officer and chief financial officer of AIG Designs, a major importer of casual furniture. From 1990 until 1996, Mr. Obieleski served as executive vice president of Britches of Georgetown, a national specialty menswear chain. From 1987 until 1989, Mr. Obieleski served as senior vice president - finance and operations of Stems, a department store chain in New York and New Jersey.

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

         Mr. Rooney has been Senior Vice President, Chief Financial and Administrative Officer of the Company since February 1997. From March 1994 until September 1996, Mr. Rooney served as Chief Financial Officer of Forschner Enterprises, a venture capital group, and from September 1992 to February 1994, Mr. Rooney served as a director and consultant on behalf of various investors and investment funds affiliated with Forschner Enterprises. From 1989 through 1992, Mr. Rooney served as Managing Director and Chief Financial Officer of The Signature Group, a merchant banking group specializing in troubled real estate. From 1986 through 1989, he served as Senior Vice President, Chief Financial Officer and Treasurer of Imagine Entertainment, Inc., a publicly held film and television production company. Prior to joining Imagine, Mr. Rooney spent nine years with Ernst & Young. Mr. Rooney is a certified public accountant.

         Mr. Sasson joined the Company as Senior Vice President - Retail and Corporate Services in August 1998. From December 1996 until April 1998, Mr. Sasson served as corporate vice president of Food Services at Six Flags Theme Parks, Inc., a Time Warner Company. From May 1990 until December 1996, Mr. Sasson worked for Service America Corporation and Compass Groups USA, both national contract service companies. During that time, Mr. Sasson was employed by Canteen Corporation, a T.W. Services Company, in several capacities, including district manager and assistant regional general manager.

         Mr. Shindle joined the Company as Regional Director of West Coast Operations in February 1998 and has been Vice President of Company Operations since April 1998. From October 1995 to November 1997, Mr. Shindle was a Regional Partner with BC Detroit and Boston West California, two franchisees of Boston Chicken, Golden, Colorado. From June 1993 to August 1995, he served as executive vice president of Midwest Operations and, from April 1985 to June 1993, served as vice president of West Coast Operations, for Bakers Square Restaurants, a division of Vicorp Restaurants, Denver, Colorado.

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

         Mr. Weiss has been Controller of the Company since 1996 and in 1997 he was named Vice President of Finance. He joined the Company in July 1995, serving as Assistant Controller. Mr. Weiss held various positions as a controller or finance manager within the music division of Blockbuster Entertainment from January 1994 through June 1995. Prior to that, he served as Controller and Director of Accounting for Sound Warehouse, Inc. from October 1988 to January 1994. Prior to joining Sound Warehouse, Inc., Mr. Weiss held various positions for Arthur Andersen LLP, where he achieved the position of manager in the audit and financial consulting division. Mr. Weiss is a certified public accountant.

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

         Mr. Eaton was elected as a director of the Company in August 1998, as one of the Noteholder Representatives (as defined herein) in accordance with the terms of the Stockholders' Agreement (as defined herein). Mr. Eaton currently is Vice President - Member Services at Attorneys' Liability Assurance Society, Inc. ("ALAS"), a risk retention group, which he joined in 1997. At ALAS, Mr. Eaton's responsibilities include shareholder relations, marketing, new product development and strategic planning. From 1991 to 1997, Mr. Eaton was a partner in the law firm of Kirkland & Ellis in Chicago, concentrating in complex finance and reorganization matters. Prior to joining Kirkland & Ellis, Mr. Eaton was the senior workout/bankruptcy counsel for Continental Bank N.A.

         Mr. Feldman was elected as a director of the Company in July 1997. Mr. Feldman has been a managing partner of Wellspring since its inception in January 1995. From September 1990 until January 1995, he was a vice president in charge of acquisitions at Exor America Inc. (formerly IFINT-USA Inc.), the U.S. investment arm of the Agnelli Group. From September 1988 until September 1990, Mr. Feldman was vice president and company-founder of Clegg Industries, Inc., an investment firm. Mr. Feldman is a member of the Board of Directors of Lionel L.L.C. and Chartwell Re Corporation.

         Mr. Fortin was elected as a director of the Company in August 1998. Mr. Fortin is a vice president of Wellspring which he joined in March 1995. From 1992, until he joined Wellspring, Mr. Fortin was in the corporate finance department of Donaldson, Lufkin & Jenrette Securities Corporation.

         Mr. Johnson was elected as a director of the Company in September 1998. Mr. Johnson was an associate of Wellspring, which he joined in March 1998. From February 1997 until March 1998, Mr. Johnson was an analyst at J. W. Childs Associates, a private equity firm. From May 1995 until February 1997, Mr. Johnson was an analyst in the mergers and acquisitions department for Lehman Brothers, Inc. Prior to May 1995, Mr. Johnson was a student at the University of Texas at Austin where he received a degree in finance. In March 1999, Mr. Johnson resigned as a director of the Company. As of March 31, 1999, no successor has been appointed to fill his vacancy.

         Mr. Kass was elected as a director of the Company in July 1998. Mr. Kass is the chief financial officer of Wellspring, which he joined in November 1997. From July 1995 to July 1997, Mr. Kass was a vice president and chief financial officer of CW Group, an early stage healthcare venture capital group. While at CW Group, Mr. Kass was actively involved in the management of several portfolio companies, including CareAdvantage, Inc., a public managed care company, where he served as interim president from July 1996 to April 1997. For six years prior to joining CW Group, Mr. Kass was a director and senior executive of Genetrix, Inc., a genetic services organization.

         Ms. McGrath was elected as a director of the Company in August 1998, as one of the Noteholder Representatives in accordance with the terms of the Stockholders' Agreement. Ms. McGrath is currently a sales manager at Random House, Inc., which she joined in 1991. From 1987 to 1991, Ms. McGrath was a regional sales director and a national chain sales manager at Time Warner, Inc. From 1985 to 1987, Ms. McGrath was a promotions director at Chas. Levy Co., a wholesale distributor of magazines and books.

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

         Mr. Kurnit was appointed as director in accordance with the terms of the Plan as representative of the committee of pre-petition unsecured creditors of the Company ("Creditors Committee"). Mr. Kurnit's appointment was approved by the Bankruptcy Court at the confirmation hearing. He was appointed to serve for a term of three years through July 2000. However, he resigned as a director of the Company on February 12, 1999. Mr. Kurnit has been President of Griffin Bacal Inc. since 1988. The Company has been advised by counsel to the Creditors Committee that the Creditors Committee intends to appoint a successor director.

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

         The Company believes that it has secured full current compliance with the reporting requirements of Section 16(a), except that the Company is in the process of filing the appropriate form fours (4s) and fives (5s) with respect to transactions involving stock options on behalf of certain executives.


                         ITEM 11. EXECUTIVE COMPENSATION

         The following table and discussion summarize the compensation earned by the two individuals who have served as the Company's Chief Executive Officer during the year ended December 31, 1998, and the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonuses (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the three years ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                          Compensation
                                                                                             Awards
                                                                                            Number of
                                                         Annual Compensation               Securities
                                              -----------------------------------------    Underlying          All Other
                                                                                            Options/         Compensation
Name                            Position        Year      Salary ($)       Bonus ($)          SARs                ($)
-------------------------- ------------------ --------- --------------- --------------- -----------------   --------------
Chet Obieleski(1)......... President/CEO        1998              --            --         2,364,000              --
                                                1997              --            --                --              --
                                                1996              --            --                --              --

Scott W. Bernstein(2)..... President/CEO        1998         440,000            --                --         240,000(3)
                                                1997         416,667       200,000           357,845              --
                                                1996          30,204            --                --              --

Robert G. Rooney(2)....... SVP--CFO             1998         185,000        25,000(4)      1,970,000           1,000(5)
                                                1997         185,000        45,000            89,500          75,000(6)
                                                1996           8,538            --                --              --

Sharon L. Rothstein(2).... SVP--Marketing       1998         185,000        20,000(4)      1,970,000             906(5)
                                                1997         185,000        75,000            89,500              --
                                                1996              --            --                --              --

Andrew M. Smith........... VP--Real Estate      1998         150,000        20,000(4)        492,500              --
                           and General          1997          27,500            --                --              --
                           Counsel              1996              --            --                --              --

Leighton J. Weiss......... VP--Finance          1998         130,000        20,000(4)        492,500           1,000(5)
                                                1997         126,969        12,000                --          50,000(6)

                                                1996         115,987        23,356                --              --

---------------------------

(1) Mr. Obieleski became Chief Operating Officer of the Company in September 1998, and the President and Chief Executive Officer of the Company in November 1998, succeeding Mr. Bernstein in such capacities upon his resignation. Mr. Obieleski is a consultant with Carl Marks Group, LLC and is paid by them. The Company pays Carl Marks $10,625 per week for the services of Mr. Obieleski.
(2) Mr. Bernstein, Mr. Rooney and Ms. Rothstein became executive officers of the Company in December 1996, February 1997 and April 1997, respectively.
(3) Represents amounts paid to Mr. Bernstein under his severance agreement with the Company.
(4)      Paid in 1999.
(5)      Represents matching contributions to the Company's 401(k) plan.
(6) Represents a one-time bonus awarded by the Company in recognition of efforts in connection with the reorganization of the Company and its successful emergence from Chapter 11.

Option Grants in Fiscal Year 1998

                                                                                                    Potential Realizable
                                                                                                      Value at Assumed
                                                                                                    Annual Rates of Stock
                                                                                                   Price Appreciation for
                                                                       Individual Grants                 Option Term
                             Number of          % of Total       ---------------------------       ----------------------
                             Securities           Options
                             Underlying         Granted to         Exercise
                               Options         Employees in      or Base Price     Expiration
Name                         Granted (1)        Fiscal Year        ($/Sh)(2)          Date           5%($)         10%($)
----                         -----------        -----------        ---------          ----           -----         ------
Chet Obieleski                2,364,000           17.5              .00017         12/21/08          (3)           (3)
Robert G. Rooney              1,970,000           14.6              .00017         12/21/08          (3)           (3)
Sharon L. Rothstein           1,970,000           14.6              .00017         12/21/08          (3)           (3)
Andrew Smith                   492,500             3.6              .00017         12/21/08          (3)           (3)
Leighton J. Weiss              492,500             3.6              .00017         12/21/08          (3)           (3)

-----------------------

(1) These options were awarded under the 1998 Stock Incentive Plan. Two-thirds of the options vested on January 1, 1999 and one-third will vest on January 1, 2000. Upon a change of control, their vesting will accelerate fully.
(2)     This exercise price represents the fair market value.
(3)     Less than $1,050.

Aggregated Option Fiscal Year-End Values

                                                Number of Securities            Value of Unexercised In-the-Money
                                          Including Unexercised Options At                  Options At
                                                  Fiscal Year-End                         Fiscal Year-End
Name                                         Exercisable/Unexercisable            Exercisable/Unexercisable ($) (1)
----                                         -------------------------            ---------------------------------
Chet Obieleski.................                   0/2,364,000                             0
Robert G. Rooney...............                   0/1,970,000                             0
Sharon L. Rothstein............                   0/1,970,000                             0
Andrew Smith...................                   0/492,000                               0
Leighton J. Weiss..............                   0/492,000                               0

-----------------------
(1)      The value of the options are not in-the-money.

Committees of the Board of Directors

         None.


Compensation of Directors

         The Directors, other than the Directors designated by the original purchaser of the Senior Collateralized Notes (or successor designees) to serve on the Board ("Noteholder Representatives"), do not receive any fee for their services. The Noteholder Representatives receive a fee of $3,000 per quarter. Directors are reimbursed for all out-of-pocket expenses incurred in connection with attending meetings of the Company's Board of Directors.

Employment Agreement

         On July 21, 1997, the Company entered into an employment agreement with Mr. Bernstein providing for his continued employment as Chief Executive Officer, President and Director. The agreement with Mr. Bernstein expires on January 1, 2001. The agreement provides for an annual base salary of $440,000 per year, with annual increases of $40,000 beginning January 1, 1998. In addition, the agreement provides an annual bonus, equal to 2.0% of the Company's earnings before interest, taxes, depreciation and amortization expenses. The agreement also provides for the reimbursement of certain other business related expenses. Mr. Bernstein resigned as the President, the Chief Executive Officer and as a director of the Company effective November 27, 1998. As part of a severance package, the Company agreed to pay Mr. Bernstein (i) a single payment of $200,000, (ii) his salary through March 1999, and (iii) his benefits through December 1999; and Mr. Bernstein has agreed to forfeit all of his vested and unvested stock options.

        On August 1, 1997, the Company entered into an employment agreement with Ms. Rothstein providing for her employment as Senior Vice President, Marketing and Entertainment. The agreement with Ms. Rothstein expires on December 31, 2000. The agreement provides for an annual base salary plus performance bonuses based on the achievement of certain objectives. Ms. Rothstein's base salary for 1999 is $195,000.

        On August 1, 1997, the Company entered into an employment agreement with Mr. Rooney providing for his employment as Senior Vice President, Chief Financial Officer and Administrative Officer. The agreement with Mr. Rooney expires on December 31, 2000. The agreement provides for an annual base salary plus performance bonuses based on the achievements of certain objectives. Mr. Rooney's base salary for 1999 is $200,000.

        On August 26, 1998, the Company entered into an agreement with Carl Marks Consulting Group, LLC ("Carl Marks") in order to obtain the financial and management consulting services of Carl Marks. The Company appointed Mr. Obieleski, a representative of Carl Marks, as the Company's Chief Operating Officer. Upon the resignation of Scott Bernstein, Mr. Obieleski also became the President, the Chief Executive Officer and a director of the Company. The Company pays Carl Marks $10,625 per week for the services of Mr. Obieleski.

Retention Program

        The Company has adopted a retention program on behalf of the Named Executive Officers as well as certain other executives of the Company. Under the program, the Company has agreed to pay one month's salary as of May 31, 1999, August 31, 1999 and November 30, 1999, if the executive remains employed with the Company and devotes substantially all of his efforts with respect to the Company during that period.

Committee Interlocks and Insider Participation

        The Company's Board of Directors does not have a compensation committee. The Company's Board of Directors determines all executive compensation matters. Mr. Obieleski serves as a director on the Board of Directors and as Chief Executive Officer and President of the Company.

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

        In November 1998, in connection with his resignation, Mr. Bernstein forfeited and relinquished all rights and interests to options, vested and unvested, which he had been granted under the 1997 Stock Incentive Plan.

        In December 1998, the Company adopted the 1998 Stock Incentive Plan. As a condition to receiving grants under this plan, in January 1999, grants of options under the 1998 Stock Incentive Plan, Ms. Rothstein, Mr. Rooney and others were required to relinquish all rights and interests to options which had been granted under the 1997 Stock Incentive Plan.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

        The following tables set forth certain information concerning the beneficial ownership of shares of Common Stock on March 30, 1999 (the "Table Date"), by: (i) each stockholder known by the Company to beneficially own more than 5% of the outstanding Common Stock; (ii) each of the Named Executive Officers; (iii) each of the Company's directors; and (iv) all directors and executive officers of the Company as a group.


                                                   SHARES OF         PERCENT
                                              BENEFICIALLY OWNED  BENEFICIALLY
BENEFICIAL OWNER                               COMMON STOCK (1)     OWNED (1)
--------------------------------------------- ------------------- ------------
Birch Holdings L.L.C. (2)....................       513,615,830      99.6(3)
Martin S. Davis (2)..........................       513,615,830      99.6(3)
Greg S. Feldman (2)..........................       513,615,830      99.6(3)
Jason B. Fortin (2)..........................                --        --
David J. Kass (2)............................                --        --
L.G. Schafran (2)............................                --        --
Wafra Investment Advisory Group, Inc.,              171,645,581       28.6
   or its designee (4).......................
Christopher R. Smith (5).....................                --        (10)
Jefferies & Company (6)......................        85,266,699       16.5
DZ Investors L.L.C. (7)......................       213,166,746       33.1
Robert G. Rooney (9).........................         1,313,202        (10)
Sharon L. Rothstein (9)......................         1,313,202        (10)
Chet Obieleski (9)...........................         3,151,685        (10)
Jeffrey Sasson (9)...........................           656,010        (10)
Terrance Shindle (9).........................           656,010        (10)
Andrew M. Smith (9)..........................           382,300        (10)
Leighton J. Weiss (9)........................           382,300        (10)
David L. Eaton...............................                --        --
Mary McGrath.................................                --        --
Directors and executive officers as
   a group (2)(5)(6)(9)......................       693,116,120       99.9

-----------------------
(1) Beneficial ownership is determined in accordance with the rules and regulations of the Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Table Date are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Under a pledge agreement in connection with the 1998 Unit Offerings, Birch pledged a substantial portion of its shares of capital stock in favor of the trustee for the 1998 Notes in support of its obligations under the Stockholders' Agreement. See "Risk Factors--Control By Principal Stockholders."

(2) Birch Acquisition L.L.C., an affiliate of Wellspring ("Birch Acquisition"), directly owns 426,333,493 shares of Common Stock. In addition, Birch Acquisition has voting power over 85,266,699 shares beneficially owned by Jefferies & Company, Inc. ("Jefferies") pursuant to an irrevocable proxy granted by Jefferies to Birch Acquisition. Finally, Birch Acquisition has beneficial ownership of 2,015,639 shares of Common Stock directly owned by Birch Holdings L.L.C. ("Birch Holdings"), in which Birch Acquisition has approximately 98% economic interest and 100% voting power. Birch Acquisition is managed by Martin
         S. Davis and Greg S. Feldman. In his capacity as a managing member of Birch Acquisition, Mr. Davis exercises voting and dispositive power over the shares of Common Stock directly held by Birch Acquisition and Birch Holdings, and voting power over the shares of Common Stock owned by Jefferies. Jason Fortin, David Kass and L.G. Schafran, directors of the Company nominated by Birch Acquisition, and Mr. Feldman, disclaim voting and dispositive power over the shares of Common Stock beneficially owned by Birch Acquisition and Birch Holdings.

(3) On a fully diluted basis, assuming the exercise of all outstanding warrants and options, Birch Acquisition, Birch Holdings and Mr. Davis would beneficially own 29.0% of the Company's outstanding Common Stock.

(4) Wafra Acquisition Fund 6, L.P., an affiliate of Wafra, owns $14.0 million stated value of the Company's Convertible Preferred Stock which, by its terms, is immediately convertible into 1,112,184 shares of Common Stock before giving effect to the Offering and the offering of Preferred Units. Wafra Acquisition Fund 6, L.P. and Wafra Fund Management Ltd., another affiliate of Wafra, collectively own 80 Series A Preferred Unit Warrants to purchase, in the aggregate, 170,533,397 shares of Common Stock at an exercise price of $.00017 per share.

(5) Christopher R. Smith, a director of the Company nominated by Wafra, disclaims voting and dispositive power over the shares of Common Stock beneficially owned by Wafra.

(6) Pursuant to a proxy granted by the Initial Purchaser to Birch Holdings, Birch Holdings has voting power over all of the shares of Common Stock and securities exchangeable for or convertible into Common Stock held by Jefferies, but Birch Holdings does not have dispositive power over such shares.

(7) DZ Investors L.L.C. owns 100 Series B Preferred Unit Warrants to purchase, in the aggregate, 213,166,746 shares of Common Stock at an exercise price of $.00017 per share.

(8) Until his resignation from the Board in February, 1999, Paul D. Kurnit as the director of the Company nominated by certain classes of pre-petition creditors of the Company pursuant to the Plan of Reorganization, including Griffin-Bacal, Inc., a pre-petition creditor of the Company, of which Mr. Kurnit is an officer. Mr. Kurnit, individually, is the beneficial owner of less than 5.0% of the outstanding Common Stock.

(9) Represents the portion of Stock Options granted pursuant to the Company's 1998 Stock Incentive Plan, being two-thirds of the total Stock Options granted.

(10)     Less than 1%.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Paul Kurnit, an officer of Griffin Bacal, Inc., the Company's advertising agency, served as a director of the Company until his resignation on February 12, 1999. The Company paid $8.0 million to Griffin Bacal for media purchases on behalf of and creative services provided to the Company in 1998. Management believes that the terms of its agreement with Griffin Bacal are on terms at least as favorable to the Company as the Company could have obtained from an independent third party.

         In 1998, the Company paid $.4 million for the consulting services of Carl Marks Consulting Group, LLC including services and expense reimbursements for Chet Obieleski, the Company's Chief Executive Officer and President.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Reference is made in the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(a)(2)   Financial Statement Schedules:

         Financial Statement Schedule II, Valuation and Qualifying Accounts, for the years ended December 31, 1998, 1997 and 1996 are submitted herewith; all other schedules have been omitted because they are not applicable or are not required.

(a)(3) The exhibits to this Report are listed in the Exhibit Index which appears elsewhere in this Report and is incorporated herein by reference.

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated July 17, 1998:  Item 5

         Current Report on Form 8-K dated October 26, 1998:  Items 5, 6 and 7

         Current Report on Form 8-K dated February 8, 1999:  Item 5

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Elmsford, New York on March 31, 1999.



                                     DISCOVERY ZONE, INC.

                                     By: /s/  Chet Obieleski
                                         ---------------------------------
                                         Name:  Chet Obieleski
                                         Title: Chief Executive Officer,
                                                President and Director

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Chet Obieleski and Robert G. Rooney, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming that each of said attorneys-in-fact and agents and/or either of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this has been signed by the following persons in the capacities indicated on March 31, 1999.


NAME                            TITLE

/s/ Chet Obieleski              Chief Executive Officer, President and Director
----------------------
Chet Obieleski

/s/ Martin S. Davis             Director
----------------------
Martin S. Davis

/s/ Greg S. Feldman             Director
----------------------
Greg S. Feldman

/s/ David J. Kaas               Director
----------------------
David J. Kass

/s/ Jason B. Fortin             Director
----------------------
Jason B. Fortin

/s/ L.G. Schafran               Director
----------------------
L.G. Schafran

                                Director
----------------------
David L. Eaton

/s/ Mary McGrath                Director
----------------------
Mary McGrath

/s/ Christopher R. Smith        Director
----------------------
Christopher R. Smith

/s/ Robert G. Rooney            Senior Vice President, Chief Financial and
----------------------          Administrative Officer
Robert G. Rooney

/s/ Leighton J. Weiss           Vice President of Finance and Controller
----------------------          (Chief Accounting Officer)
Leighton J. Weiss

                                INDEX TO EXHIBITS


         Exhibit
         Number                     Description
         ------                     -----------

              +1.1 Purchase Agreement, dated July 9, 1998, between the Registrant and Jefferies & Company, Inc. (the "Initial Purchaser").

             ++2.1 The Third Amended Joint Plan of Reorganization of the Registrant, dated March 11, 1997.

            +++2.2 Agreement and Plan of Merger, dated as of July 28, 1997, between Discovery Zone Children's Amusement Corporation and the subsidiaries of the Registrant listed therein.

            +++2.3 Agreement and Plan of Merger, dated as of July 29, 1997, between the Registrant and Discovery Zone Children's Amusement Corporation.

           ++++3.1          Restated Certificate of Incorporation of the
                            Registrant.

           ++++3.2          Amended and Restated By-laws of the Registrant.

          +++++4.1 First Supplemental Indenture, dated as of July 17, 1998, among the Registrant, the guarantors named therein and State Street Bank and Trust Company.

          +++++4.2 Indenture, dated as of July 17, 1998, among the Registrant, as issuer, Discovery Zone (Canada) Limited, Discovery Zone (Puerto Rico), Inc. and Discovery Zone Licensing, Inc., as guarantors (the "Subsidiary Guarantors") and Firstar Bank of Minnesota, N.A., as trustee.

              +4.3          Form of Exchange Note (included in Exhibit 4.2).

          +++++4.4 Registration Rights Agreement, dated as of July 17, 1998, between the Registrant and the Initial Purchaser.

           ++++4.5 Warrant Agreement, dated as of July 17, 1998, between the Registrant and Firstar Bank of Minnesota, N.A., as warrant agent (the "Warrant Agent"), relating to the Series A Note Warrants and the Series B Note Warrants.

          +++++4.6 Warrant Agreement, dated as of July 17, 1998, between the Registrant and the Warrant Agent, relating to the Series A Preferred Unit Warrants.

          +++++4.7 Warrant Agreement, dated as of July 17, 1998, between the Registrant and the Warrant Agent, relating to the Series B Preferred Unit Warrants.

          +++++4.8 Escrow and Security Agreement, dated as of July 17, 1998, between the Registrant, as pledgor, and Firstar Bank of Minnesota, N.A., as trustee and security agent.

          +++++4.9 Pledge Agreement, dated as of July 17, 1998, between the Registrant and the Firstar Bank of Minnesota, N.A., as collateral agent (the "Collateral Agent").

         +++++4.10          Subsidiary Pledge Agreement, dated as of July 17,
                            1998, between the Subsidiary Guarantors and the Collateral Agent.

          ++++4.11 Security Agreement, dated as of July 17, 1998, between the Registrant and the Collateral Agent.

          ++++4.12 Subsidiary Security Agreement, dated as of July 17, 1998, among the Subsidiary Guarantors and the Collateral Agent.

          ++++4.13 Collateral Assignment of Patents, Trademarks and Copyrights, dated as of July 17, 1998, among the Registrant, as assignor, the Subsidiary Guarantors, as assignors and Firstar Bank of Minnesota, N.A., as assignee.

         +++++4.14          Intercreditor Agreement, dated as of July 17, 1998,
                            between Foothill Capital Corporation and the Firstar
                            Bank of Minnesota, N.A., as trustee and collateral agent.

         +++++4.15          Intercreditor Agreement, dated as of July 17, 1998,
                            between Firstar Bank of Minnesota, N.A., as collateral agent, and State Street Bank and Trust
                            Company, as collateral agent.

           ++++5.1 Opinion and Consent of Shearman & Sterling regarding validity of the Exchange Notes.

          ++++10.1 Purchase Agreement, dated as of July 13, 1998, among the Registrant, Birch Holdings, Birch Acquisition, Wafra Acquisition Fund 6, L.P. and Wafra Fund Management Ltd., relating to the Series A Preferred Stock Units.

          ++++10.2 Purchase Agreement, dated as of July 13, 1998, among the Registrant, Birch Acquisition, DZ Investors L.L.C. and Jefferies & Company, Inc., relating to the Series B Preferred Stock Units.

           +++10.3 Purchase Agreement, dated July 15, 1997, between the Registrant and Jefferies & Company, Inc.

           +++10.4 Indenture, dated as of July 22, 1997, among Registrant, as issuer, Discovery Zone Limited, Discovery Zone (Puerto Rico), Inc. and Discovery Zone Licensing, Inc., as guarantors (the "Existing Guarantors") and State Street Bank and Trust Company, as trustee (the "Existing Trustee").

           +++10.5 Registration Rights Agreement, dated as of July 22, 1997, between the Registrant and Jefferies & Company, Inc.

           +++10.6 Warrant Agreement, dated as of July 22, 1997, between the Registrant and State Street Bank and Trust Company, as warrant agent.

           +++10.7 Escrow and Security Agreement, dated as of July 22, 1997, among the Registrant, as pledgor, Jefferies & Company, Inc., and the Existing Trustee, as collateral agent.

           +++10.8 Pledge Agreement, dated as of July 22, 1997, between the Registrant and the Existing Trustee, as collateral agent.

           +++10.9 Security Agreement, dated as of July 22, 1997, between the Registrant and the Existing Trustee, as collateral agent.

          +++10.10 Subsidiary Pledge Agreement, dated as of July 22, 1997, between the Existing Guarantors and the Existing Trustee, as collateral agent.

          +++10.11 Subsidiary Security Agreement, dated as of July 22, 1997, between the Existing Guarantors and the Existing Trustee, as collateral agent.

          +++10.12 Collateral Assignment of Patents, Trademarks and Copyrights, dated as of July 22, 1997, among the Registrant, as assignor, the Existing Guarantors, as assignors and the Existing Trustee, as assignee.

          +++10.13 Assignment and License Agreement, dated as of July 29, 1997, among the Registrant, as assignor, the Existing Guarantors, as assignors, and DZ Party, Inc., as assignee.

          +++10.14 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Existing Trustee, as mortgagee, related to property located in Hamilton County, Ohio.

          +++10.15 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Existing Trustee, as mortgagee, related to property located in Cook County, Illinois.

          +++10.16 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Existing Trustee, as mortgagee, related to property located in Cobb County, Georgia.

          +++10.17 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Existing Trustee, as mortgagee, related to property located in Franklin County, Ohio.

          +++10.18 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Existing Trustee, as mortgagee, related to property located in Macomb County, Michigan.

          +++10.19 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Existing Trustee, as mortgagee, related to property located in Anoka County, Minnesota.

          +++10.20 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Existing Trustee, as mortgagee, related to property located in Philadelphia County, Pennsylvania.

          +++10.21 The Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Company, as mortgagor and the Existing Trustee, as mortgagee, related to property located in Marion County, Indiana.

          +++10.22 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Existing Trustee, as beneficiary, relating to property located in Dallas County, Texas.

          +++10.23 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Existing Trustee, as beneficiary, relating to property, located in Bexar County (San Antonio), Texas.

          +++10.24 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Existing Trustee, as beneficiary, relating to property located in Tarrant County, Texas.

          +++10.25 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Existing Trustee, as beneficiary, relating to property located in Bexar County (Leon Valley), Texas.

          +++10.26 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and the Existing Trustee, as beneficiary, relating to property located in Fort Bend County, Texas.

          +++10.27 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, Chicago Title Insurance Company, as trustee and the Existing Trustee, as beneficiary, relating to property located in Clark County, Washington.

          +++10.28 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, The Public Trustee of Arapahoe County, Colorado, as trustee and the Existing Trustee, as beneficiary, relating to property located in Arapahoe County, Colorado.

          +++10.29 The Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, among the Registrant, as grantor, The Public Trustee of Douglas County, Colorado, as trustee and the Existing Trustee, as beneficiary, relating to property located in Douglas County, Colorado.

      +++++++10.30          Open-end Mortgage, Assignment of Leases and Rents,
                            Security Agreement and Fixture Filing (Amended and
                            Restated), dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Hamilton County, Ohio.

      +++++++10.31          Amended and Restated Mortgage, Assignment of Leases
                            and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Cook
                            County, Illinois.

      +++++++10.32          Amended and Restated Deed to Secure Debt and
                            Security Agreement, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's
                            Corporation, as mortgagee, relating to property in Cobb County, Georgia.

      +++++++10.33          Open-end Mortgage, Assignment of Leases and Rents,
                            Security Agreement and Fixture Filing (Amended and
                            Restated), dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Franklin County, Ohio.

      +++++++10.34          Amended and Restated Mortgage, dated as of July 29,
                            1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Macomb County, Michigan.

      +++++++10.35          Amended and Restated Mortgage, Assignment of Leases
                            and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property located in Anoka
                            County, Minnesota.

      +++++++10.36          Amended and Restated Open-end Mortgage, Assignment
                            of Leases and Rents, Security Agreement and Fixture
                            Filing, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property in Philadelphia
                            County, Pennsylvania.

      +++++++10.37          Amended and Restated Mortgage, Assignment of Leases
                            and Rents, Security Agreement and Fixture Filing, dated as of July 29, 1997, between the Registrant, as mortgagor and McDonald's Corporation, as mortgagee, relating to property in Marion County, Indiana.

      +++++++10.38          Amended and Restated Deed of Trust, Assignment of
                            Leases and Rents, Security Agreement and Fixture
                            Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and McDonald's Corporation, as beneficiary, relating to property located in Bexar County (San
                            Antonio), Texas.

      +++++++10.39          Amended and Restated Deed of Trust, Assignment of
                            Leases and Rents, Security Agreement and Fixture
                            Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and McDonald's Corporation, as beneficiary, relating to property located in Tarrant County, Texas.

      +++++++10.40          Amended and Restated Deed of Trust, Assignment of
                            Leases and Rents, Security Agreement and Fixture
                            Filing, dated as of July 29, 1997, among the Registrant, as grantor, Kenneth W. Pearson, as trustee and McDonald's Corporation, as beneficiary, relating to property located in Bexar County (Leon
                            Valley), Texas.

      +++++++10.41          Amended and Restated Deed of Trust, Assignment of
                            Leases and Rents, Security Agreement and Fixture
                            Filing, dated as of July 29, 1997, among the Registrant, as grantor (borrower), McDonald's
                            Corporation, as grantee (lender) and Chicago Title
                            Insurance Company, as grantee (trustee), relating to property located in Clark County, Washington.

      +++++++10.42          Amended and Restated Deed of Trust, Assignment of
                            Leases and Rents, Security Agreement and Fixture
                            Filing, dated as of July 29, 1997, among the Registrant, as grantor, The Public Trustee of
                            Arapahoe County, Colorado, as trustee and McDonald's
                            Corporation, as beneficiary, relating to property located in Arapahoe County, Colorado.

      +++++++10.43          Amended and Restated Deed of Trust, Assignment of
                            Leases and Rents, Security Agreement and Fixture
                            Filing, dated as of July 29, 1997, among the Registrant, as grantor, The Public Trustee of
                            Douglas County, Colorado, as trustee and McDonald's
                            Corporation, as beneficiary, relating to property located in Douglas County, Colorado.

      +++++++10.44          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Hamilton
                            County, Ohio.

      +++++++10.45          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Cook
                            County, Illinois.

      +++++++10.46          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Cobb
                            County, Georgia.

      +++++++10.47          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Franklin
                            County, Ohio.

      +++++++10.48          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Macomb
                            County, Michigan.

      +++++++10.49          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Anoka
                            County, Minnesota.

      +++++++10.50          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Philadelphia County, Pennsylvania.

      +++++++10.51          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Marion
                            County, Indiana.

      +++++++10.52          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Bexar
                            County (San Antonio), Texas.

      +++++++10.53          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Tarrant
                            County, Texas.

      +++++++10.54          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Bexar
                            County (Leon Valley), Texas.

      +++++++10.55          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Clark
                            County, Washington.

      +++++++10.56          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Arapahoe
                            County, Colorado.

      +++++++10.57          Subordination Agreement, dated as of July 29, 1997,
                            among the Registrant, the Existing Trustee, for itself and as collateral agent, and McDonald's
                            Corporation, related to property located in Douglas
                            County, Colorado.

      +++++++10.58          Secured Rent Deferral Note of McDonald's
                            Corporation, dated as of July 29, 1997, related to property located in Independence, Missouri.

      +++++++10.59          Secured Rent Deferral Note of McDonald's
                            Corporation, dated as of July 29, 1997, related to property located in Royal Palm, Florida.

      +++++++10.60          Secured Rent Deferral Note of McDonald's
                            Corporation, dated as of July 29, 1997, related to property located in Cincinnati, Ohio.

      +++++++10.61          Secured Rent Deferral Note of McDonald's
                            Corporation, dated as of July 29, 1997, related to property located in Greenfield, Wisconsin.

      +++++++10.62          Secured Rent Deferral Note of McDonald's
                            Corporation, dated as of July 29, 1997, related to property located in Webster, Texas.

      +++++++10.63          Secured Rent Deferral Note of McDonald's
                            Corporation, dated as of July 29, 1997, related to property located in Houston, Texas.

      +++++++10.64          Secured Rent Deferral Note of McDonald's
                            Corporation, dated as of July 29, 1997, related to property located in Manchester, Missouri.

      +++++++10.65          Secured Rent Deferral Note of McDonald's
                            Corporation, dated as of July 29, 1997, related to property located in Rancho Cucomonga, California.

      +++++++10.66          Secured Rent Deferral Note of McDonald's
                            Corporation, dated as of July 29, 1997, related to property located in Amherst, New York.

      +++++++10.67          Secured Rejection Note of McDonald's Corporation,
                            dated as of July 29, 1997.

     ++++++++10.68          Loan and Security Agreement, dated as of March 31,
                            1998, between the Registrant and Foothill Capital
                            Corporation ("Foothill").

         ++++10.69          Amendment No. 1 to the Loan and Security Agreement,
                            dated as of July 17, 1998, between the Registrant and Foothill.

         ++++10.70          Amendment No. 2 to the Loan and Security Agreement,
                            dated as of December 18, 1998 between the Registrant and Foothill.

     ++++++++10.71          General Continuing Guaranty, dated as of March 31,
                            1998, among Discovery Zone (Canada) Limited,
                            Discovery Zone (Puerto Rico), Inc. and Discovery
                            Zone Licensing, Inc., as guarantors (the "Foothill
                            Guarantors"), in favor of Foothill.

     ++++++++10.72          Security Agreement, dated as of March 31, 1998,
                            between the Foothill Guarantors and Foothill.

     ++++++++10.73          Stock Pledge Agreement, dated as of March 31, 1998,
                            between the Registrant and Foothill.

     ++++++++10.74          Trademark Security Agreement, dated as of March 31,
                            1998, among the Registrant, Discovery Zone
                            Licensing, Inc. and Foothill.

     ++++++++10.75          Intercreditor Agreement, dated as of March 31, 1998,
                            between Foothill and the Existing Trustee, as collateral agent.

      +++++++10.76          Employment Agreement, dated as of August 1, 1997,
                            between the Registrant and Robert G. Rooney.

      +++++++10.77          Employment Agreement, dated as of August 1, 1997,
                            between the Registrant and Sharon L. Rothstein.

         ++++10.78          Consulting Agreement, dated as of August 26, 1998,
                            between Carl Marks Consulting Group, LLC and the
                            Registrant.

   ++++++++++10.79          1998 Stock Incentive Plan.

              12.1          Statements regarding computation of ratios.

     +++++++++16.1          Letter re change in certifying accountant.

          ++++21.1          List of Subsidiaries of the Registrant.

    ++++++++++22.1          Definitive Proxy Statement on Schedule 14A of the
                            Registrant, dated December 14, 1998.

              24.1          Power of Attorney (included on signature page).

              27.1          Financial Data Schedule (December 31, 1998).

              27.2          Financial Data Schedule (December 31, 1997).

              27.3          Financial Data Schedle (July 31, 1997).

                 +          Previously filed.
                ++          Incorporated by reference from the Current Report on
                            Form 8-K of the Registrant, dated July 9, 1997.
               +++          Incorporated by reference from the Registration
                            Statement on Form S-4 of the Registrant, dated
                            November 19, 1997.
              ++++          Incorporated by reference from Amendment No. 1 to
                            the Registration Statement on Form S-4 of the
                            Registrant, dated December 23, 1998.
             +++++          Incorporated by reference from the Quarterly Report
                            on Form 10-Q of the Registrant for the quarter ended
                            June 30, 1998.
            ++++++          Incorporated by reference from Amendment No. 3 to
                            the Registration Statement on Form S-4 of the
                            Registrant, dated January 28, 1998.
           +++++++          Incorporated by reference from Amendment No. 1 to
                            the Registration Statement on Form S-4 of the
                            Registrant, dated December 9, 1997.
          ++++++++          Incorporated by reference from the Annual Report on
                            Form 10-K of the Registrant for the year ended
                            December 31, 1997.
         +++++++++          Incorporated by reference from the Current Report
                            on Form 8-K of the Registrant, dated June 3, 1996.
        ++++++++++          Incorporated by reference from the Registrant's
                            Definitive Proxy Statement on Schedule 14A, dated
                            December 11, 1998.